Form 10-Q
period 1997-03-29
THERMEDICS DETECTION INC
filed 1997-05-05
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                         Commission File Number 1-12745


                            THERMEDICS DETECTION INC.
             (Exact name of Registrant as specified in its charter)

    Massachusetts                                                  04-3106698
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    220 Mill Road
    Chelmsford, Massachusetts                                      01824-4178
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 622-1000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days. Yes [   ] No [ X ]

         The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on February 21, 1997, the date its Registration Statement on Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at April 25, 1997
          ----------------------------   -----------------------------
          Common Stock, $.10 par value             13,354,792
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                     March 29,  December 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 47,265      $ 13,484
      Accounts receivable, less allowances
        of $1,172 and $1,215                             7,958         9,387
      Inventories:
        Raw materials                                    6,209         6,135
        Work in process and finished goods               3,204         2,965
      Prepaid and refundable income taxes                2,169         2,173
      Prepaid expenses                                     556           547
                                                      --------      --------
                                                        67,361        34,691
                                                      --------      --------

    Property, Plant, and Equipment, at Cost              5,757         5,683
      Less: Accumulated depreciation
            and amortization                             4,108         3,899
                                                      --------      --------
                                                         1,649         1,784
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies                                         16,088        16,694
                                                      --------      --------
    Other Assets                                           314           314
                                                      --------      --------
                                                      $ 85,412      $ 53,483
                                                      ========      ========



                                        2PAGE

                            THERMEDICS DETECTION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                    March 29,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Promissory note to parent company              $ 21,200      $      -
      Accounts payable                                  2,480         3,030
      Accrued payroll and employee benefits             1,187         1,375
      Accrued installation and warranty expenses        1,256         1,413
      Deferred revenue                                  1,471         1,281
      Customer deposits                                 1,413           637
      Accrued income taxes                                993           334
      Other accrued expenses                            5,300         3,102
      Due to parent company and Thermo
        Electron Corporation                              632           161
                                                     --------      --------
                                                       35,932        11,333
                                                     --------      --------
    Deferred Income Taxes                                  40            40
                                                     --------      --------
    Promissory Note to Parent Company                       -        21,200
                                                     --------      --------

    Shareholders' Investment (Note 3):
      Common stock, $.10 par value, 50,000,000
        shares authorized; 13,354,792 and
        10,683,500 shares issued and outstanding        1,335         1,068
      Capital in excess of par value                   40,984        13,130
      Retained earnings                                 8,160         7,136
      Cumulative translation adjustment                (1,039)         (424)
                                                     --------      --------
                                                       49,440        20,910
                                                     --------      --------
                                                     $ 85,412      $ 53,483
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   March 29,      March 30,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues:
      Product                                        $ 9,073        $ 6,557
      Service                                          3,356          2,788
                                                     -------        -------
                                                      12,429          9,345
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of product revenues                         4,614          3,553
      Cost of service revenues                         1,482          1,629
      Selling, general, and administrative
        expenses                                       3,449          3,558
      Research and development expenses                1,071          1,176
                                                     -------        -------
                                                      10,616          9,916
                                                     -------        -------

    Operating Income (Loss)                            1,813           (571)

    Interest Income                                      203              -
    Interest Expense, Related Party                     (306)          (221)
    Other Expense, Net                                    (4)           (45)
                                                     -------        -------
    Income (Loss) Before Income Taxes                  1,706           (837)
    Income Tax (Provision) Benefit                      (682)           313
                                                     -------        -------
    Net Income (Loss)                                $ 1,024        $  (524)
                                                     =======        =======
    Earnings (Loss) per Share                        $   .09        $  (.05)
                                                     =======        =======
    Weighted Average Shares                           10,976         10,099
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            THERMEDICS DETECTION INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                              $  1,024       $   (524)
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
          Depreciation and amortization                   349            674
          Provision for losses on accounts
            receivable                                     18             30
          Other noncash expenses                          135            313
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       1,423         (1,284)
              Inventories                                (346)           604
              Other current assets                        (14)          (306)
              Accounts payable                           (550)          (540)
              Other current liabilities                 3,923          2,092
                                                     --------       --------
    Net cash provided by operating activities           5,962          1,059
                                                     --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired                    -        (21,668)
      Purchases of property, plant, and equipment        (131)          (186)
      Other                                                82              6
                                                     --------       --------
    Net cash used in investing activities                 (49)       (21,848)
                                                     --------       --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                          28,121          3,000
      Proceeds from issuance of promissory note
        to parent company                                   -         21,200
      Transfers to parent company and additional
        capital contributions, net                          -            120
      Other                                               (18)           (13)
                                                     --------       --------
    Net cash provided by financing activities          28,103         24,307
                                                     --------       --------
    Exchange Rate Effect on Cash                         (235)            58
                                                     --------       --------
    Increase in Cash and Cash Equivalents              33,781          3,576
    Cash and Cash Equivalents at Beginning
      of Period                                        13,484          1,282
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 47,265       $  4,858
                                                     ========       ========
    Noncash Activities:
      Fair value of assets of acquired companies     $      -       $ 24,328
      Cash paid for acquired companies                      -        (21,668)
                                                     --------       --------
        Liabilities assumed of acquired companies    $      -       $  2,660
                                                     ========       ========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMEDICS DETECTION INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-19199), filed with the Securities and Exchange Commission.

    2.  Presentation

        Certain amounts in 1996 have been reclassified to conform to the presentation in the 1997 financial statements.

    3.  Initial Public Offering

        In March 1997, the Company sold 2,671,292 shares of common stock in an initial public offering at $11.50 per share for net proceeds of $28.1 million. Following the offering, Thermedics Inc. (Thermedics) owned 75% of the Company's outstanding common stock.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1 (File No. 333-19199).

                                        6PAGE

                            THERMEDICS DETECTION INC.

    Overview

        The Company develops, manufactures, and markets high-speed detection and measurement systems used in on-line industrial process applications, explosives detection, and laboratory analysis. The Company's industrial process systems use ultratrace chemical detectors, high-speed gas chromatography, X-ray imaging, near-infrared spectroscopy, and other technologies for quality assurance of in-process and finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's explosives-detection equipment uses simultaneous trace particle- and vapor-detection techniques based on its proprietary chemiluminescence and high-speed gas chromatography technologies. Customers use the Company's explosives-detection equipment to detect plastic and other explosives at airports and border crossings, for other high-security screening applications, and for forensics and search applications.

        Historically, the Company's principal product lines were process detection systems, including Alexus(R) systems used to assure the quality of refillable plastic containers, and EGIS(R) explosives detectors. The Company expanded its product lines to include moisture analysis equipment through its acquisition of Moisture Systems Corporation and Rutter & Co. B.V. (collectively, Moisture Systems) in January 1996, and also introduced its InScan(TM) high-speed X-ray imaging systems (InScan systems) and Flash-GC(TM) gas chromatography systems (Flash-GC systems) in 1996. The Company also performs contract research and development services for government and industry customers and generates service revenues through long-term contracts.

        A substantial portion of the Company's sales are derived from sales of products outside the United States, through export sales and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company expects an increase in the percentage of its revenues derived from international operations.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues in the first quarter of 1997 increased 33% to $12.4 million from $9.3 million in the first quarter of 1996. Product revenues increased 38% to $9.1 million in 1997 from $6.6 million in 1996, while service revenues increased 20% to $3.3 million in 1997 from $2.8 million in 1996. Revenues from the Company's process detection instruments increased to $4.7 million in 1997 from $1.3 million in 1996, primarily due to $2.2 million from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of the Company's InScan systems, which were introduced in 1996. Revenues from the mandated product-line upgrade are expected to continue through the third quarter of 1997. Revenues from the Company's EGIS explosives-detection systems and related services decreased to $1.0 million in 1997 from $2.9 million

                                        7PAGE

                            THERMEDICS DETECTION INC.

    in 1996, primarily due to reduced demand in 1997 when compared with the sale in 1996 of eight EGIS systems to the U.S. government to provide counter-terrorism support in Israel. In May 1997, the Company was awarded a $6.2 million contract for its EGIS systems from the Federal Aviation Administration. Revenues from the Company's Moisture Systems subsidiary increased to $4.0 million in 1997 from $2.9 million in 1996, primarily due to the inclusion of revenues for the full quarter in 1997.

        The gross profit margin increased to 51% in the first quarter of 1997 from 45% in the first quarter of 1996. The gross profit margin on product revenues increased to 49% in 1997 from 46% in 1996 as a result of a change in product mix in 1997. The gross profit margin on service revenues increased to 56% in 1997 from 42% in 1996, primarily due to increased field service efficiencies and the inclusion of higher-margin service revenues from Moisture Systems for the full quarter in 1997.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 28% in the first quarter of 1997 from 38% in the first quarter of 1996 as a result of an increase in revenues and nonrecurring costs in the 1996 period related to a reduction in personnel and other adjustments. This decrease was offset in part by increased selling expense as the Company develops a sales force for its InScan and Flash-GC systems. Research and development expenses as a percentage of revenues declined to 8.6% in the first quarter of 1997 from 12.6% in the first quarter of 1996, primarily due to an increase in revenues and the substantial completion of research and development relating to the Company's InScan systems.

        Interest expense, related party, of $0.3 million in the first quarter of 1997 reflects the issuance of a $21.2 million promissory note to Thermedics Inc. (Thermedics) in connection with the January 1996 acquisition of Moisture Systems. This note is due March 1998, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The effective tax rates were 40% and 37% in the first quarter of 1997 and 1996, respectively. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate increased in 1997 due to higher state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $31.4 million at March 29, 1997, compared with $23.4 million at December 28, 1996. Cash and cash equivalents were $47.3 million at March 29, 1997, compared with $13.5 million at December 28, 1996.

        During the first quarter of 1997, $6.0 million of cash was provided by operating activities. During the first quarter of 1997, cash was provided by an increase in current liabilities of $3.9 million, including $2.2 million of other accrued expenses, primarily related to costs incurred in the initial public offering.

                                        8PAGE

                            THERMEDICS DETECTION INC.

        During the first quarter of 1997, the Company expended $0.1 million on purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $0.4 million.

        In March 1997, the Company sold 2,671,292 shares of its common stock in an initial public offering at $11.50 per share for net proceeds of $28.1 million.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermedics or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





                                        9PAGE

                            THERMEDICS DETECTION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1997.

                                             THERMEDICS DETECTION INC.



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer









                                       10PAGE

                            THERMEDICS DETECTION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      11        Statement re: Computation of Earnings (Loss) per Share.

      27        Financial Data Schedule.