Form 10-Q
period 1997-06-28
THERMEDICS DETECTION INC
filed 1997-08-05
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at July 25, 1997
          ----------------------------   ----------------------------
          Common Stock, $.10 par value              13,354,792
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                      June 28,  December 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 45,714      $ 13,484
      Accounts receivable, less allowances
        of $1,171 and $1,215                             8,164         9,387
      Inventories:
        Raw materials                                    6,858         6,135
        Work in process and finished goods               4,268         2,965
      Prepaid and refundable income taxes                2,189         2,173
      Prepaid expenses                                     712           547
                                                      --------      --------
                                                        67,905        34,691
                                                      --------      --------

    Property, Plant, and Equipment, at Cost              5,994         5,683
      Less: Accumulated depreciation and
            amortization                                 4,374         3,899
                                                      --------      --------
                                                         1,620         1,784
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies                                         15,813        16,694
                                                      --------      --------
    Other Assets                                           301           314
                                                      --------      --------
                                                      $ 85,639      $ 53,483
                                                      ========      ========




                                        2PAGE

                            THERMEDICS DETECTION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     June 28,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Promissory note to parent company              $ 21,200      $      -
      Accounts payable                                  3,033         3,030
      Accrued payroll and employee benefits             1,230         1,375
      Accrued installation and warranty expenses        1,020         1,413
      Deferred revenue                                  1,648         1,281
      Customer deposits                                 1,440           637
      Accrued income taxes                              1,671           334
      Other accrued expenses                            2,880         3,102
      Due to parent company and Thermo Electron
        Corporation                                       900           161
                                                     --------      --------
                                                       35,022        11,333
                                                     --------      --------
    Deferred Income Taxes                                  40            40
                                                     --------      --------
    Promissory Note to Parent Company                       -        21,200
                                                     --------      --------

    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 50,000,000
        shares authorized; 13,354,792 and
        10,683,500 shares issued and outstanding        1,335         1,068
      Capital in excess of par value                   40,984        13,130
      Retained earnings                                 9,575         7,136
      Cumulative translation adjustment                (1,317)         (424)
                                                     --------      --------
                                                       50,577        20,910
                                                     --------      --------
                                                     $ 85,639      $ 53,483
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        3PAGE

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues:
      Product                                        $ 8,766        $ 6,724
      Service                                          3,631          3,380
                                                     -------        -------
                                                      12,397         10,104
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of product revenues                         3,907          4,193
      Cost of service revenues                         1,970          1,883
      Selling, general, and administrative
        expenses                                       3,123          4,777
      Research and development expenses                1,374          1,203
                                                     -------        -------
                                                      10,374         12,056
                                                     -------        -------

    Operating Income (Loss)                            2,023         (1,952)

    Interest Income                                      656             56
    Interest Expense, Related Party                     (317)          (252)
    Other Income (Expense), Net                           (3)           125
                                                     -------        -------
    Income (Loss) Before Income Taxes                  2,359         (2,023)
    Income Tax (Provision) Benefit                      (944)           779
                                                     -------        -------
    Net Income (Loss)                                $ 1,415        $(1,244)
                                                     =======        =======
    Earnings (Loss) per Share                        $   .11        $  (.12)
                                                     =======        =======
    Weighted Average Shares                           13,355         10,342
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Six Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues:
      Product                                        $17,839        $13,281
      Service                                          6,987          6,168
                                                     -------        -------
                                                      24,826         19,449
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of product revenues                         8,521          7,746
      Cost of service revenues                         3,452          3,512
      Selling, general, and administrative
        expenses                                       6,572          8,335
      Research and development expenses                2,445          2,379
                                                     -------        -------
                                                      20,990         21,972
                                                     -------        -------

    Operating Income (Loss)                            3,836         (2,523)

    Interest Income                                      859             56
    Interest Expense, Related Party                     (623)          (473)
    Other Income (Expense), Net                           (7)            80
                                                     -------        -------
    Income (Loss) Before Income Taxes                  4,065         (2,860)
    Income Tax (Provision) Benefit                    (1,626)         1,092
                                                     -------        -------
    Net Income (Loss)                                $ 2,439        $(1,768)
                                                     =======        =======
    Earnings (Loss) per Share                        $   .20        $  (.17)
                                                     =======        =======
    Weighted Average Shares                           12,165         10,220
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.









                                        5PAGE

                            THERMEDICS DETECTION INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                              $  2,439       $ (1,768)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                   746          1,647
          Provision for losses on accounts
            receivable                                     43            121
          Other noncash expenses                          162          1,308
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                         945            (95)
              Inventories                              (2,263)           982
              Other current assets                       (235)        (1,039)
              Accounts payable                             38             24
              Other current liabilities                 2,554          2,820
                                                     --------       --------
    Net cash provided by operating activities           4,429          4,000
                                                     --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired                    -        (21,668)
      Purchases of property, plant, and equipment        (396)          (317)
      Other                                                80             38
                                                     --------       --------
    Net cash used in investing activities                (316)       (21,947)
                                                     --------       --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 2)                          28,121          3,000
      Proceeds from issuance of promissory note to
        parent company                                      -         21,200
      Transfers to parent company and additional
        capital contributions, net                          -            120
      Other                                               (35)           (30)
                                                     --------       --------
    Net cash provided by financing activities          28,086         24,290
                                                     --------       --------
    Exchange Rate Effect on Cash                           31           (163)
                                                     --------       --------
    Increase in Cash and Cash Equivalents              32,230          6,180
    Cash and Cash Equivalents at Beginning of
      Period                                           13,484          1,282
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 45,714       $  7,462
                                                     ========       ========
    Noncash Activities:
      Fair value of assets of acquired companies     $      -       $ 24,328
      Cash paid for acquired companies                      -        (21,668)
                                                     --------       --------
        Liabilities assumed of acquired companies    $      -       $  2,660
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMEDICS DETECTION INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Initial Public Offering

        In March 1997, the Company sold 2,671,292 shares of common stock in an initial public offering at $11.50 per share for net proceeds of $28.1 million. Following the offering, Thermedics Inc. (Thermedics) owned approximately 75% of the Company's outstanding common stock.

    3.  Presentation

        Certain amounts in 1996 have been reclassified to conform to the 1997 financial statement presentation.


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

                                        7PAGE

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

        Historically, the Company's principal product lines were process detection systems, including Alexus(R) systems used to assure the quality of refillable plastic containers, and EGIS(R) explosives detectors. The Company expanded its product lines to include moisture analysis equipment through its acquisition of Moisture Systems Corporation and Rutter & Co. B.V. (collectively, Moisture Systems) in January 1996, and also introduced its InScan(TM) high-speed X-ray imaging systems (InScan systems) and Flash-GC(TM) gas chromatography systems (Flash-GC systems) in 1996. The Company has also recently introduced Rampart(TM), the latest portable trace-detection system that incorporates the advanced Flash-GC technology in tandem with a highly sensitive chemiluminescence detector. The Company also performs contract research and development services for government and industry customers and earns service revenues through long-term contracts.

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

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues in the second quarter of 1997 increased 23% to $12.4 million from $10.1 million in the second quarter of 1996. Product revenues increased 30% to $8.8 million in 1997 from $6.7 million in 1996, while service revenues increased 7% to $3.6 million in 1997 from $3.4 million in 1996. Revenues from the Company's process detection instruments and related services increased to $4.9 million in 1997 from $3.7 million in 1996, primarily due to Alexus revenues of $1.9 million from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of the Company's InScan systems, which were introduced in 1996.
                                        8PAGE

                            THERMEDICS DETECTION INC.

    Revenues from the mandated product-line upgrade are expected to continue through the third quarter of 1997. These increases were offset in part by a decrease in international plant expansions and, in turn, demand for the Alexus line of products from customers other than The Coca-Cola Company. Revenues from the Company's EGIS explosives-detection systems and related services increased to $3.1 million in 1997 from $1.5 million in 1996, primarily due to continued international shipments of the EGIS systems to provide security measures overseas. In May 1997, the Company was awarded a $5.8 million contract for its EGIS systems from the Federal Aviation Administration. No revenues were recognized under this contract during the second quarter of 1997. Revenues from the Company's Moisture Systems subsidiary decreased to $3.6 million in 1997 from $4.4 million in 1996, primarily due to a slowdown in product demand in Europe.

        The gross profit margin increased to 53% in the second quarter of 1997 from 40% in the second quarter of 1996. The gross profit margin on product revenues increased to 55% in 1997 from 38% in 1996, primarily due to a charge of $0.8 million in the second quarter of 1996 as a result of obsolescence created by planned product changes and, to a lesser extent, a change in product mix to higher-margin revenues from Moisture Systems. The gross profit margin on service revenues increased to 46% in 1997 from 44% in 1996, primarily due to increased field service efficiencies.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the second quarter of 1997 from 45% in the second quarter of 1996. The decline was primarily due to nonrecurring costs of $0.4 million in the 1996 period related to a reduction in personnel and a reduction in leased space in response to lower sales volume of process detection instruments and, to a lesser extent, an increase in revenues in 1997. This decrease was offset in part by increased selling expense as the Company develops a sales force for its InScan and Flash-GC systems. Research and development expenses remained unchanged at $1.4 million in the second quarter of 1997 and 1996, respectively.

        Interest income increased to $0.7 million in the second quarter of 1997 from $0.1 million in the second quarter of 1996, primarily due to interest income earned on invested proceeds from the Company's March 1997 initial public offering (Note 2).

        Interest expense, related party, of $0.3 million in the second quarter of 1997 and 1996 reflects the issuance of a $21.2 million promissory note to Thermedics Inc. (Thermedics) in connection with the January 1996 acquisition of Moisture Systems. This note is due March 1998, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The effective tax rates were 40% and 39% in the second quarter of 1997 and 1996, respectively. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate increased in 1997 due to a change in the mix of income within foreign jurisdictions.

                                        9PAGE

                            THERMEDICS DETECTION INC.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues in the first six months of 1997 increased 28% to $24.8 million from $19.4 million in the first six months of 1996. Product revenues increased 34% to $17.8 million in 1997 from $13.3 million in 1996, while service revenues increased 13% to $7.0 million in 1997 from $6.2 million in 1996. Revenues from the Company's process detection instruments and related services increased to $11.5 million in 1997 from $6.7 million in 1996, primarily due to $4.1 million from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of the Company's InScan systems, which were introduced in 1996. Revenues from the Company's EGIS explosives-detection systems and related services remained relatively unchanged at $4.2 million in 1997 and $4.4 million in 1996. Revenues from the Company's Moisture Systems subsidiary, acquired in January 1996, increased to $7.7 million in 1997 from $7.3 million in 1996, primarily due to the inclusion of revenues for the full six months in 1997, offset in part by lower revenues in 1997 due to a slowdown in product demand in Europe.

        The gross profit margin increased to 52% in the first six months of 1997 from 42% in the first six months of 1996. The gross profit margin on product revenues increased to 52% in 1997 from 42% in 1996, primarily due to the inclusion of an $0.8 million charge in the second quarter of 1996 as a result of obsolescence created by planned product changes, as well as the inclusion of higher-margin revenues from Moisture Systems for the full six months of 1997. The gross profit margin on service revenues increased to 51% in 1997 from 43% in 1996, primarily due to increased field service efficiencies and, to a lesser extent, the inclusion of higher-margin service revenues from Moisture Systems for the full six months of 1997.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the first six months of 1997 from 43% in the first six months of 1996. The decline was primarily due to nonrecurring costs in the 1996 period related to a reduction in personnel, a reduction in leased space, and other adjustments in response to lower sales volume of process detection instruments and, to a lesser extent, an increase in revenues in 1997. This decrease was offset in part by increased selling expenses as the Company develops a sales force for its InScan and Flash-GC systems. Research and development expenses remained relatively unchanged at $2.4 million in the first six months of 1997 and 1996, respectively.

        Interest income increased to $0.9 million in the first six months of 1997 from $0.1 million in the first six months of 1996, primarily due to the reason discussed in the results of operations for the second quarter.

        Interest expense, related party, of $0.6 million and $0.5 million in the first six months of 1997 and 1996, respectively, remained relatively unchanged. The related debt was discussed in the results of operations for the second quarter.
                                       10PAGE

                            THERMEDICS DETECTION INC.

        The effective tax rates were 40% and 38% in the first six months of 1997 and 1996, respectively. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate increased in 1997 due to a change in the mix of income within foreign tax jurisdictions.

    Liquidity and Capital Resources

        Consolidated working capital was $32.9 million at June 28, 1997, compared with $23.4 million at December 28, 1996. Cash and cash equivalents were $45.7 million at June 28, 1997, compared with $13.5 million at December 28, 1996.

        During the first six months of 1997, $4.4 million of cash was provided by operating activities. During this period, cash of $2.3 million was used to fund an increase in inventories resulting from an order received from the FAA. This use of cash was more than offset by cash of $2.6 million provided by an increase in other current liabilities, including $0.8 million of customer deposits, primarily relating to the mandated product-line upgrade from The Coca-Cola Company.

        During the first six months of 1997, the Company expended $0.4 million on purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $0.1 million.

        In March 1997, the Company sold 2,671,292 shares of its common stock in an initial public offering at $11.50 per share for net proceeds of $28.1 million (Note 2).

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make an acquisition, it expects that it would finance any acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermedics or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       11PAGE

                            THERMEDICS DETECTION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1997.

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









                                       12PAGE

                            THERMEDICS DETECTION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      11        Statement re: Computation of Earnings (Loss) per Share.

      27        Financial Data Schedule.