Form 10-Q
period 1997-09-27
THERMEDICS DETECTION INC
filed 1997-10-31
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class               Outstanding at September 27, 1997
          ----------------------------   ---------------------------------
          Common Stock, $.10 par value              13,355,459
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                 September 27,  December 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------

    Current Assets:
      Cash and cash equivalents                       $ 43,429      $ 13,484
      Accounts receivable, less allowances
        of $793 and $1,215                               9,611         9,387
      Inventories:
        Raw materials                                    7,028         6,135
        Work in process and finished goods               4,825         2,965
      Prepaid and refundable income taxes                2,257         2,173
      Prepaid expenses                                     817           547
                                                      --------      --------
                                                        67,967        34,691
                                                      --------      --------
    Property, Plant, and Equipment, at Cost              6,101         5,683
      Less: Accumulated depreciation and
            amortization                                 4,615         3,899
                                                      --------      --------
                                                         1,486         1,784
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies                                         15,649        16,694
                                                      --------      --------
    Other Assets                                           301           314
                                                      --------      --------
                                                      $ 85,403      $ 53,483
                                                      ========      ========

                                        2PAGE

                            THERMEDICS DETECTION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                September 27, December 28,
    (In thousands except share amounts)                  1997         1996
    ----------------------------------------------------------------------

    Current Liabilities:
      Promissory note to parent company              $ 21,200     $      -
      Accounts payable                                  2,236        3,030
      Accrued payroll and employee benefits             1,269        1,375
      Accrued installation and warranty expenses          941        1,413
      Deferred revenue                                  1,867        1,281
      Customer deposits                                   680          637
      Accrued income taxes                              2,078          334
      Other accrued expenses                            2,228        3,102
      Due to parent company and Thermo Electron
        Corporation                                       700          161
                                                     --------     --------
                                                       33,199       11,333
                                                     --------     --------
    Deferred Income Taxes                                  40           40
                                                     --------     --------
    Promissory Note to Parent Company                       -       21,200
                                                     --------     --------
    Shareholders' Investment (Note 2):
      Common stock, $.10 par value, 50,000,000
        shares authorized; 13,355,459 and
        10,683,500 shares issued and outstanding        1,336        1,068
      Capital in excess of par value                   40,990       13,130
      Retained earnings                                11,261        7,136
      Cumulative translation adjustment                (1,423)        (424)
                                                     --------     --------
                                                       52,164       20,910
                                                     --------     --------
                                                     $ 85,403     $ 53,483
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------

    Revenues:
      Product revenues                               $ 9,606        $ 8,057
      Service revenues                                 3,026          3,060
                                                     -------        -------
                                                      12,632         11,117
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of product revenues                         4,128          3,742
      Cost of service revenues                         1,854          1,828
      Selling, general, and administrative
        expenses                                       2,850          2,746
      Research and development expenses                1,297          1,275
                                                     -------        -------
                                                      10,129          9,591
                                                     -------        -------
    Operating Income                                   2,503          1,526

    Interest Income                                      602             61
    Interest Expense, Related Party                     (311)          (345)
    Other Income (Expense), Net                           16            (95)
                                                     -------        -------
    Income Before Income Taxes                         2,810          1,147
    Income Tax Provision                               1,124            442
                                                     -------        -------
    Net Income                                       $ 1,686        $   705
                                                     =======        =======

    Earnings per Share                               $   .13        $   .07
                                                     =======        =======

    Weighted Average Shares                           13,355         10,342
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Nine Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------

    Revenues:
      Product revenues                               $27,445        $21,338
      Service revenues                                10,013          9,228
                                                     -------        -------
                                                      37,458         30,566
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of product revenues                        12,649         11,488
      Cost of service revenues                         5,306          5,340
      Selling, general, and administrative
        expenses                                       9,422         11,081
      Research and development expenses                3,742          3,654
                                                     -------        -------
                                                      31,119         31,563
                                                     -------        -------
    Operating Income (Loss)                            6,339           (997)

    Interest Income                                    1,461            117
    Interest Expense, Related Party                     (934)          (818)
    Other Income (Expense), Net                            9            (15)
                                                     -------        -------
    Income (Loss) Before Income Taxes                  6,875         (1,713)
    Income Tax (Provision) Benefit                    (2,750)           650
                                                     -------        -------
    Net Income (Loss)                                $ 4,125        $(1,063)
                                                     =======        =======

    Earnings (Loss) per Share                        $   .33        $  (.10)
                                                     =======        =======

    Weighted Average Shares                           12,562         10,261
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            THERMEDICS DETECTION INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                      Nine Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                               $ 4,125        $(1,063)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                 1,132          2,034
          Provision for losses on accounts
            receivable                                     84            187
          Other noncash expenses                          276          1,347
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                        (546)          (892)
              Inventories                              (3,065)         1,801
              Other current assets                       (420)          (713)
              Accounts payable                           (758)           139
              Other current liabilities                 1,556          2,197
                                                      -------        -------
    Net cash provided by operating activities           2,384          5,037
                                                      -------        -------
    Investing Activities:
      Acquisitions, net of cash acquired                    -        (21,975)
      Purchases of property, plant, and equipment        (553)          (543)
      Other                                                89             34
                                                      -------        -------
    Net cash used in investing activities                (464)       (22,484)
                                                      -------        -------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 2)                          28,122          3,000
      Proceeds from issuance of promissory note to
        parent company                                      -         21,200
      Transfers to parent company and additional
        capital contributions, net                          -            120
      Other                                               (48)            21
                                                      -------        -------
    Net cash provided by financing activities          28,074         24,341
                                                      -------        -------
    Exchange Rate Effect on Cash                          (49)           (87)
                                                      -------        -------
    Increase in Cash and Cash Equivalents              29,945          6,807
    Cash and Cash Equivalents at Beginning of
      Period                                           13,484          1,282
                                                      -------        -------
    Cash and Cash Equivalents at End of Period        $43,429        $ 8,089
                                                      =======        =======
    Noncash Activities:
      Fair value of assets of acquired companies      $     -        $24,328
      Cash paid for acquired companies                      -        (21,668)
                                                      -------        -------
        Liabilities assumed of acquired companies     $     -        $ 2,660
                                                      =======        =======
    The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMEDICS DETECTION INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Registration Statement on Form S-1 (File
    No. 333-31987), filed with the Securities and Exchange Commission.

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


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1 (File No. 333-31987), filed with the Securities and Exchange Commission.

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

        A substantial portion of the Company's sales are derived from sales of products outside the United States, through export sales and sales by the Company's foreign subsidiaries. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange-rate fluctuations. The Company expects an increase in the percentage of its revenues derived from international operations.

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues in the third quarter of 1997 increased 14% to $12.6 million from $11.1 million in the third quarter of 1996. Product revenues increased 19% to $9.6 million in 1997 from $8.1 million in 1996, while service revenues remained relatively constant at $3.0 million in 1997 and $3.1 million in 1996. Revenues from the Company's process detection instruments and related services increased to $5.0 million in 1997 from $4.1 million in 1996, primarily due to Alexus revenues of $1.5 million from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of the Company's InScan systems, which were introduced in 1996. This increase was offset in part by a decrease in
                                        8PAGE

                            THERMEDICS DETECTION INC.

    demand from The Coca-Cola Company for new Alexus installations in 1997. Revenues from the mandated product-line upgrade are expected to continue through the fourth quarter of 1997. Revenues from the Company's EGIS explosives-detection systems and related services increased to $2.8 million in 1997 from $1.7 million in 1996, primarily due to $1.5 million of shipments under a $5.8 million contract with the U.S. Federal Aviation Administration (FAA), which was awarded to the Company in May 1997, offset in part by a decrease in overseas demand in 1997. Product shipments from this contract are expected to continue through the first quarter of 1998. Revenues from the Company's Moisture Systems subsidiary decreased 18% to $4.0 million in 1997 from $4.8 million in 1996, primarily due to a slowdown in product demand in Europe.

        The gross profit margin increased to 53% in the third quarter of 1997 from 50% in the third quarter of 1996. The gross profit margin on product revenues increased to 57% in 1997 from 54% in 1996, primarily due to a change in product mix to higher-margin revenues from The Coca-Cola Company's mandated product-line upgrade, offset in part by increased distribution costs related to certain international sales of EGIS explosives-detection systems. The gross profit margin on service revenues decreased to 39% in 1997 from 40% in 1996, primarily due to increased European field service costs.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 23% in the third quarter of 1997 from 25% in the third quarter of 1996, primarily due to an increase in revenues. Research and development expenses remained unchanged at $1.3 million in the third quarter of 1997 and 1996.

        Interest income increased to $0.6 million in the third quarter of 1997 from $0.1 million in the third quarter of 1996, primarily due to interest income earned on invested proceeds from the Company's March 1997 initial public offering (Note 2).

        Interest expense, related party, of $0.3 million in the third quarter of 1997 and 1996 reflects the issuance of a $21.2 million promissory note to Thermedics Inc. (Thermedics) in connection with the January 1996 acquisition of Moisture Systems. This note is due March 1998, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The effective tax rates were 40% and 39% in the third quarter of 1997 and 1996, respectively. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

                                        9PAGE

                            THERMEDICS DETECTION INC.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues in the first nine months of 1997 increased 23% to $37.5 million from $30.6 million in the first nine months of 1996. Product revenues increased 29% to $27.4 million in 1997 from $21.3 million in 1996, while service revenues increased 9% to $10.0 million in 1997 from $9.2 million in 1996. Revenues from the Company's process detection instruments and related services increased to $16.5 million in 1997 from $10.7 million in 1996, primarily due to Alexus revenues of $5.4 million from the continued fulfillment of a mandated product-line upgrade from The Coca-Cola Company to its existing installed base and, to a lesser extent, increased shipments of the Company's InScan systems, which were introduced in 1996. Revenues from the Company's EGIS explosives-detection systems and related services increased to $7.0 million in 1997 from $6.0 million in 1996, primarily due to $1.5 million of shipments under the Company's contract with the FAA, offset in part by a decrease in overseas demand in 1997. Revenues from the Company's Moisture Systems subsidiary, acquired in January 1996, decreased to $11.6 million in 1997 from $12.1 million in 1996, primarily due to a slowdown in product demand in Europe in 1997, offset in part by the inclusion of revenues for the full nine months of 1997.

        The gross profit margin increased to 52% in the first nine months of 1997 from 45% in the first nine months of 1996. The gross profit margin on product revenues increased to 54% in 1997 from 46% in 1996, primarily due to a change in product mix to higher-margin revenues from The Coca-Cola Company's mandated product-line upgrade, as well as the inclusion of higher-margin revenues from Moisture Systems for the full nine months of 1997. To a lesser extent, the increase also resulted from the inclusion of an $0.8 million charge in the second quarter of 1996 as a result of obsolescence created by planned product changes. The gross profit margin on service revenues increased to 47% in 1997 from 42% in 1996, primarily due to increased field service efficiencies and, to a lesser extent, the change in sales mix to higher-margin service revenues from Moisture Systems for the full nine months of 1997.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first nine months of 1997 from 36% in the first nine months of 1996. The decline was primarily due to nonrecurring costs in the 1996 period related to a reduction in personnel, a reduction in leased space, and other adjustments in response to lower sales volume of process detection instruments and, to a lesser extent, an increase in revenues in 1997. This decrease was offset in part by increased selling expenses as the Company develops a sales force for its InScan and Flash-GC systems. Research and development expenses remained relatively constant at $3.7 million in the first nine months of 1997 and 1996.

        Interest income increased to $1.5 million in the first nine months of 1997 from $0.1 million in the first nine months of 1996, primarily due to the reason discussed in the results of operations for the third quarter.

                                       10PAGE

                            THERMEDICS DETECTION INC.

        Interest expense, related party, of $0.9 million and $0.8 million in the first nine months of 1997 and 1996, respectively, remained relatively unchanged. The related debt was discussed in the results of operations for the third quarter.

        The effective tax rates were 40% and 38% in the first nine months of 1997 and 1996, respectively. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate increased in 1997 due to a change in the mix of income within foreign tax jurisdictions.

    Liquidity and Capital Resources

        Consolidated working capital was $34.8 million at September 27, 1997, compared with $23.4 million at December 28, 1996. Included in working capital are cash and cash equivalents of $43.4 million at September 27, 1997, compared with $13.5 million at December 28, 1996.

        During the first nine months of 1997, $2.4 million of cash was provided by operating activities. During this period, cash of $3.1 million was used to fund an increase in inventories primarily relating to an order received from the FAA. This use of cash was offset in part by $1.6 million of cash provided by an increase in other current liabilities, including $1.7 million of accrued income taxes.

        During the first nine months of 1997, the Company expended
    $0.6 million on purchases of property, plant, and equipment. During the remainder of 1997, the Company expects to make capital expenditures of approximately $0.1 million.

        In March 1997, the Company sold 2,671,292 shares of its common stock in an initial public offering for net proceeds of $28.1 million (Note 2).

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make an acquisition, it expects that it would finance any acquisition through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermedics or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       11PAGE

                            THERMEDICS DETECTION INC.

    PART II - OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds

    (d)  Use of Proceeds

         The Company sold 2,671,000 shares of common stock, par value $.01 per share pursuant to a Registration Statement on Form S-1 (File
    No. 333-19199), which was declared effective by the Securities and Exchange Commission on February 21, 1997. The managing underwriters of the offering were NatWest Securities Limited and Lehman Brothers. The aggregate gross proceeds of the offering were $30,720,000. The Company's total expenses in connection with the offering were $2,598,000, of which $1,718,000 was for underwriting discounts and commissions and $880,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company (collectively, Affiliates). The Company's net proceeds from the offering were $28,122,000. As of September 27, 1997, the Company expended $422,000 of such net proceeds for the purchase of property, plant, and equipment, $2,671,000 for research and development, and $7,689,000 for working capital needs. As of September 27, 1997, the Company had expended an aggregate of $10,782,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade interest or dividend bearing instruments. As of September 27, 1997, $17,340,000 was invested pursuant to a repurchase agreement with Thermo Electron Corporation. As of September 27, 1997, the Company had $43,429,000 of cash and cash equivalents.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       12PAGE

                            THERMEDICS DETECTION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of October 1997.
                                             THERMEDICS DETECTION INC.



                                             Paul F. Kelleher
                                             -------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             -------------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer

                                       13PAGE

                            THERMEDICS DETECTION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      11        Statement re: Computation of Earnings (Loss) per Share.
      27        Financial Data Schedule.