Form 10-K
period 1998-01-03
THERMEDICS DETECTION INC
filed 1998-03-16
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ___________________________________________

                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998

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

       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
     ----------------------------    -----------------------------------------
     Common Stock, $.10 par value             American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $27,427,000.

   As of January 30, 1998, the Registrant had 13,355,459 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1.  Business
             --------

    (a) General Development of Business
        -------------------------------

        Thermedics Detection Inc. (the Company or the Registrant) was established as a subsidiary of Thermedics Inc. to develop, manufacture, and market high-speed detection and measurement systems used in on-line industrial process applications, security applications, and laboratory analysis. The Company's industrial process systems use ultratrace chemical detectors, high-speed gas chromatography, X-ray imaging, near-infrared spectroscopy, and other technologies for quality assurance of in-process and finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's security instruments use simultaneous trace particle- and vapor-detection techniques based on its proprietary chemiluminescence and high-speed gas chromatography technologies. Customers use the Company's security instruments to detect plastic and other explosives at airports and border crossings, for other high-security screening applications, and for forensics and search applications.

        Historically, the Company's principal product lines were process detection systems, including Alexus(R) systems used to assure the quality of refillable plastic containers, and EGIS(R) explosives detectors. The Company expanded its product lines to include moisture analysis equipment through its acquisition of Moisture Systems Corporation and Rutter & Co. B.V. (collectively, Moisture Systems) in January 1996, and also introduced its InScan(TM) high-speed X-ray imaging systems (InScan systems) and Flash-GC(TM) gas chromatography systems (Flash-GC systems) in 1996. The Company has also recently introduced Rampart(TM), the latest portable trace-detection system, which incorporates the advanced Flash-GC technology in tandem with a highly sensitive chemiluminescence detector. In addition, the Company performs contract research and development services for government and industry customers and earns service revenues through long-term contracts.

        In March and November 1996, the Company issued a total of 683,500 shares of its common stock in private placements for net proceeds of $7.0 million. In March 1997, the Company sold 2,671,292 shares of common stock in an initial public offering for net proceeds of $28.1 million.

        The Company operated as a division of Thermedics until its incorporation as a Massachusetts corporation in December 1990. In connection with the Company's incorporation, Thermedics transferred to the Company its TEA Analyzer and certain other trace detection technologies in exchange for 10,000,000 shares of the Company's common stock. A publicly traded subsidiary of Thermo Electron, Thermedics develops, manufactures, and markets precision-weighing and inspection equipment, electrochemistry and microweighing products, product quality assurance systems, a range of power electronics and electronic test instruments, and security instruments, as well as implantable
                                        2PAGE
    heart-assist systems, whole-blood coagulation-testing equipment, skin-incision devices, and other biomedical products. As of January 3, 1998, Thermedics owned 76% of the Company's outstanding common stock. As of January 3, 1998, Thermedics is a 58%-owned subsidiary of Thermo Electron Corporation. Thermo Electron provides analytical and monitoring instruments, biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management and laboratory analysis, and metallurgical services, and conducts advanced-technology research and development. Thermedics and Thermo Electron may, from time to time, purchase shares of the Company's common stock either on the open market or directly from the Company. See
    Note 3 to Consolidated Financial Statements in the Company's 1997* Annual Report to Shareholders for a description of outstanding stock options.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments
        ---------------------------------------------

        The Company is engaged in one business segment: the development, manufacture, and sale of high-speed detection and measurement systems used in on-line industrial process applications, security applications, and laboratory analysis.

    (c) Description of Business
        -----------------------

        (i) Principal Products and Services
            -------------------------------

    Process Detection Systems

        The Company designs, manufactures, and markets high-speed on-line trace (parts-per-trillion) measurement, detection, and rejection equipment that uses particle- and vapor-detection, and other technologies for product quality and productivity applications.


    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.
                                        3PAGE

        Alexus. The Company's Alexus systems detect trace amounts of constituents that affect product quality in refillable plastic soft drink, water and other beverage containers. The Company's Alexus systems, introduced in 1992, have been installed on almost 300 bottling lines in more than 30 countries throughout the world, primarily in Europe and Latin America by The Coca-Cola Company, Perrier, and other major beverage producers.

        During 1997, 1996, and 1995, the Company derived revenues of $19.2 million, $14.9 million, and $18.5 million, respectively, from Alexus systems.

        InScan. The Company's InScan system uses high-speed X-ray imaging technology to determine accurate fill volume, net volume, and package integrity of containers for the beverage, food, and other industries. InScan uses a low-power X-ray to capture data both vertically and horizontally. This data produces an instant, detailed image of each container, which InScan's proprietary software automatically compares to a predetermined profile used to generate mathematical algorithms to determine whether the container is acceptable. InScan incorporates a sophisticated, high-speed rejection system that automatically removes unacceptable containers from the line. The Company shipped its first InScan units in 1996. The Company's InScan systems are currently used by major beer and soft drink companies in the U.S. and overseas, including Miller, Molson, Coors, Guinness Brewing Company, and The Coca-Cola Company. The Company also made its first sales in 1997 to the household product industry, through Clorox, and to the cosmetics industry, through Estee Lauder.

        Moisture Systems. The Company's Moisture Systems division, acquired in 1996, designs, manufactures, and markets equipment that uses near-infrared (NIR) spectroscopy to measure moisture and other product constituents, including fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a variety of manufacturing processes. The Company's systems are used across the food, pharmaceutical, chemical, petrochemical, tobacco, forest products, paper converting, plastics, textiles, corrugating, and other industries. In 1997, the Company introduced the Quadra Beam 6600T, a system that combines an NIR sensor with a processor that displays ingredient information to offer customers a less expensive, easy-to-install, and space-saving on-line analyzer.

        During 1997 and 1996, the Company derived revenues of $15.4 million and $18.0 million, respectively, from Moisture Systems.

        Flash-GC Gas Chromatography Systems. The Company designs, manufactures, and markets high-speed gas chromatography systems that can analyze chemical samples at speeds 20 to 50 times faster than conventional gas chromatography. The Company currently markets its systems under the trade name "Flash-GC" to analytical services and quality laboratories and for near on-line process and quality-control applications that require high-speed results. The Company also intends to target certain other segments of the conventional gas chromatography market in which access to high-speed analysis would be advantageous. The

                                        4PAGE

    Flash-GC has applications in the food, flavors, fragrance, chemical, pharmaceutical, forensics, and automotive industries, as well as in medical and environmental laboratories. The Company intends to target only those sectors of the laboratory and process gas chromatography market that are expected to place a premium on near-instant analysis. The Company is continuing to develop the Flash-GC to configure it with additional detectors and to introduce a process-oriented version for additional on-line applications.

    Security Instruments

        The Company designs, manufactures, and markets security instruments that use trace particle- and vapor-detection techniques for forensics, search and screening applications under the direction of police, border police, transportation authorities, and carriers.

        EGIS Systems. The Company's principal security instrument is the EGIS system, a highly sensitive particle- and vapor-detection system for screening people, baggage, packages, freight, and electronic equipment such as personal computers for the presence of a wide range of explosives, including plastic explosives that have proven difficult to detect using conventional methods. The EGIS system is designed for stand-alone use in the detection of explosives in carry-on items and on personnel, and can be used in conjunction with enhanced X-ray and other advanced imaging systems to provide a comprehensive explosives-detection system for checked luggage.

        The Company believes that EGIS is the most accurate and most sensitive high-speed trace explosives-detection system available today. EGIS utilizes the same high-speed gas chromatography technology used in the Flash-GC, combined with chemiluminescent detection techniques to detect ultratrace quantities of certain explosives and taggants, and to indicate the concentration and type of explosive detected. Because EGIS' chemiluminescent detector responds only to compounds of certain structures in the sample, rather than to the thousands of compounds that may be contained in the sample, EGIS is more selective than competing trace-detection systems, with fewer false-positive readings. A processor in EGIS compares the chemical profile of the sample to the known profiles of various explosives, including TNT, nitroglycerin, PETN, Semtex, and C-4. Within seconds of the introduction of the sample into EGIS, the system determines whether explosives are present, and, if so, identifies the type and amount.

        Initially developed with internal funds and contract funding from the Federal Aviation Administration (FAA) and the U.S. Department of State, more than 200 EGIS units have been deployed to date. The EGIS system is currently operational in 24 countries and is in use in carry-on and checked-luggage screening at more than 45 international airports. EGIS is also used in government buildings and embassies, and at border crossings and other locations where there is a high degree of concern for security. The EGIS system has assisted in identifying explosives used in terrorist bombings, including those in the Federal Building in Oklahoma City and the World Trade Center in New York, as well as in Israel, Buenos Aires,

                                        5PAGE
    and the United Kingdom. In March 1996, the Company supplied the U.S. government with eight EGIS systems to provide counter-terrorism support in Israel. Most recently, the Bureau of Alcohol, Tobacco and Firearms and the Federal Bureau of Investigation used EGIS systems in their attempt to identify the cause of the crash of TWA Flight 800.

        During 1997, 1996, and 1995, the Company derived revenues of $10.3 million, $7.1 million, and $4.6 million, respectively, from EGIS systems.

        In September 1996, the Company entered into a development contract with the FAA to develop EGIS II, a lower-cost EGIS unit for use in more portable applications such as remote security checkpoints and counter-terrorism activities. In November 1996, the Company introduced its new SecurScan, a prototype of a walk-through trace detector designed to screen 10 passengers per minute, and introduced its Rampart system, a lower-cost unit for airport applications, in 1997. In addition, in 1997, the Company entered into a development contract with the British Ministry of Defense (MOD) to develop an explosive-detection system that is even more sensitive than the EGIS system.

        (ii) and (xi) New Products; and Research and Development
                      ------------------------------------------

        The Company maintains active programs for the development and introduction of new products and improvements to existing products. The Company also seeks to develop new applications for its existing products and technology. The Company is currently devoting significant resources toward the enhancement of its existing products and the development of new products and technologies, including: enhancing InScan with a wider and higher tunnel, which will allow larger containers to be examined, and make possible the detection of foreign objects and, in some applications, product defects in packaged goods for the food, consumer products, and other industries; developing an advanced generation of moisture-detection products to address recently identified customers needs; and enhancing the Flash-GC to broaden its applications. The Company also is continuing to develop Rampart, a lower-cost unit for use in airport screening of carry-on baggage.

        In addition, the British MOD is sponsoring the MOD Explosion Particle Dilution Program. The contract is a sole-source contract presented to the Company based upon the well-known performance of the EGIS System.

        The Company also performs contract engineering and/or development on behalf of its customers. Recent contracts have included funding by the FAA of the development of the SecurScan walk-through explosives-detection system as well as feasibility studies and initial development work for EGIS II. The Company believes that its reputation for being able to apply its core technologies to solve the problems of its customers provides the Company with a significant competitive advantage.

        Company-funded research and development expenses were $5,051,000, $4,688,000, and $2,741,000 in 1997, 1996, and 1995, respectively.
    Contract research and development revenues were $1,376,000, 1,758,000, and $3,987,000 in 1997, 1996, and 1995, respectively.
                                        6PAGE

        (iii) Raw Materials
              -------------

        Supplies purchased by the Company are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks
             ---------------------------------

        The Company's policy is to protect its intellectual property rights by appropriate means, including applying for patents. The Company also enters into licensing agreements with other companies in which it grants or receives rights to specific patents and technical know-how. The Company owns 38 U.S. patents, and has filed applications for four additional United States patents. The Company's U.S. patents, more than 60% of which were issued after 1990, have expiration dates ranging from 1998 through 2014. The Company also owns corresponding patents, or has filed corresponding applications, in a number of jurisdictions throughout the world. In addition, the Company has an exclusive, perpetual, royalty-free license under ten patents covering the use of near-infrared and very near-infrared emitting diodes for on-line spectral measurements. The Company owns several patents covering certain aspects of its chemiluminescent analysis technology and high-speed gas chromatography technology. The Company believes that these patents provide the Company with competitive advantages in the markets for certain of its products. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

        (v) Seasonal Influences
            -------------------

        There are no significant seasonal influences on the Company's sales of its products.

        (vi) Working Capital Requirements
             ----------------------------

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer
              -------------------------------

        Sales to The Coca-Cola Company accounted for 26%, 24%, and 36% of the Company's total revenues in 1997, 1996, and 1995, respectively.

        (viii) Backlog
               -------

        The Company's backlog of firm orders was $6,922,000 and $11,955,000 as of January 3, 1998 and December 28, 1996, respectively. Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 3, 1998, will be shipped or completed during the next

                                        7PAGE
    twelve months. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (ix) Government Contracts
             --------------------

        The security instruments manufactured and marketed by the Company for use in airports are subject to regulation by the FAA, corresponding foreign governmental authorities, The International Civil Aviation Organization, and the United Nations organization and are responsible for establishing standard practices for the aviation industry on a worldwide basis. Sales of the Company's security instruments for use in airports have been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage, carry-on items, and people with advanced explosives-detection equipment. Substantially all of such systems have been installed at airports in countries in which the applicable government or regulatory authority overseeing the operations of the airport has mandated such screening. Such mandates are influenced by many factors outside of the control of the Company, including political and budgetary concerns of governments, airlines, and airports. To date, the FAA has not mandated the use of any explosives-detection system.

        (x) Competition
            -----------

        The markets for the Company's products are highly competitive. Competitors may develop superior products or products of similar quality for sale at the same or lower prices. Moreover, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. The Company employs a variety of sales methods for its products and services that are designed to fit the needs of particular customer groups.

    Process Detection Systems

        The Company's product quality assurance systems compete with detection systems manufactured by numerous companies. The Company believes, however, that these companies are generally focused on particular niches in the process detection systems market, only in some of which the Company competes. The Alexus system encounters competition throughout the world, but primarily in the German-speaking areas of Europe, with products offered by Walter Grassle GmbH of Germany and Sudtronics S.A. of Switzerland. InScan competes with gamma-based beverage fill-height detectors offered by a number of companies, including Industrial Dynamics Company, based in California, and Heuft Systemtechnik GmbH, based in Germany. Alexus systems are also sold through Krones GmbH, a large German turnkey plant contractor for new bottling lines. Competition in the moisture-detection market is highly fragmented. The Company's principal competitor in this market is Infrared Engineering Limited, based in England. The Company sells and services both its InScan and moisture systems equipment through a mix of direct sales,

                                        8PAGE
    manufacturers' representatives, and original equipment manufacturer relationships around the world. The Company also operates factory service centers for these products. The Flash-GC is a new technology competing in the developing high-speed gas chromatography market segment. The Company's Flash-GC competes principally against high-speed gas chromatographs offered by ChromFast, based in Michigan. The Company's Flash-GC systems are sold through a direct sales and services organization. The Company is currently attempting to recruit additional direct sales representatives for certain regions of the United States.

        Competition in the markets for each of the Company's process detection systems is based primarily on performance, durability, service and, to a lesser extent, price. The Company believes that its systems' performance and speed, as well as the Company's reputation for developing superior new technologies and for the innovative application of existing technologies to a variety of high-speed production environments and product quality assurance problems, are competitive advantages.

    Security Instruments

        In the security instrument market, the Company competes with a small number of companies, including other makers of chemical trace detection instruments, and, to a lesser degree, makers of enhanced X-ray detectors. Competition in this market is based primarily on performance, including speed, accuracy, and the range of explosives that can be detected; ease of use; service; and price. The Company's principal competitor in the trace detection market is Barringer Technologies Inc., a Canadian firm that has placed several trace detectors in airport applications.The Company's security instruments are sold to a few key decision-makers around the world, primarily government agencies or private companies fulfilling government regulations. Accordingly, sales are made by a small, specialized direct sales force, supported by a broader service organization, from offices shared with Alexus sales and service organizations.

        (xii) Environmental Protection Regulations
              ------------------------------------

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees
               -------------------

        As of January 3, 1998, the Company had 218 full-time employees.

    (d) Financial Information About Exports by Domestic Operations and About
        --------------------------------------------------------------------
        Foreign Operations
        ------------------

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 8 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.
                                        9PAGE

    (e) Executive Officers of the Registrant
        ------------------------------------

                                    Present Title (Year First Became
        Name                 Age    Executive Officer)
        -------------------- ---    --------------------------------------
        James Barbookles     49     Chief Executive Officer and President
                                      (1997)
        David H. Fine        55     Senior Vice President (1992)
        John N. Hatsopoulos  63     Chief Financial Officer and Senior
                                      Vice President (1990)
        Paul F. Kelleher     55     Chief Accounting Officer (1990)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until his earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermedics or Thermo Electron. Mr. Barbookles has been President and Chief Executive Officer of the Company since November 1997. Mr. Barbookles is also currently President and Chief Executive Officer of Orion Research, Inc. (Orion), a wholly owned subsidiary of Thermedics, and has been since 1995. Mr. Barbookles joined Orion in 1989 as Vice President of Research, Development, and Engineering and was promoted to President and Chief Operating Officer in 1993. Dr. Fine has been Senior Vice President of the Company from 1992 and was a Vice President of the Company since its inception in 1990 until 1992. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such portions of their time to the Company's affairs as the Company's needs reasonably require from time to time.

    Item 2.  Properties
             ----------

        The Company operates from two principal facilities: an 85,000-square foot office, research and development, and manufacturing facility in Chelmsford, Massachusetts occupied under a lease expiring in 2006, subject to one five-year renewal option at the election of the Company; and a 35,000-square foot office and manufacturing facility in Hopkinton, Massachusetts, occupied under a lease expiring in 1999. The Company also leases approximately 10,000 square feet in Enschede, Holland, occupied under a lease expiring in 2000. In addition, the Company leases approximately 8,500 square feet of office space throughout the world for its sales and service operations. The Company believes that these facilities are adequate for its present operations.


    Item 3.  Legal Proceedings
             -----------------

        Not applicable.


    Item 4.  Submission of Matters to a Vote of the Security Holders
             -------------------------------------------------------

        Not applicable.

                                       10PAGE

                                     PART II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------
             Matters
             -------

        (a) Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

        (b) The Company sold 2,671,292 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File
    No. 333-19199), which was declared effective by the Securities and Exchange Commission on February 21, 1997. The managing underwriters of the offering were NatWest Securities Limited and Lehman Brothers. The aggregate gross proceeds of the offering were $30,720,000. The Company's net proceeds from the offering were $28,078,000. As of January 3, 1998, the Company had expended $644,000 of such net proceeds for the purchase of property, plant, and equipment, $3,980,000 for research and development, and $8,470,000 for working capital needs. As of January 3, 1998, the Company had expended an aggregate of $13,094,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in investment-grade interest- or dividend-bearing instruments. As of January 3, 1998, $14,984,000 was invested pursuant to a repurchase agreement with Thermo Electron Corporation. As of January 3, 1998, the Company had $44,735,000 of cash and cash equivalents.

    Item 6.  Selected Financial Data
             -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7.  Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8.  Financial Statements and Supplementary Data
             -------------------------------------------

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9.  Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure
             --------------------

        Not applicable.
                                      11PAGE

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant
              --------------------------------------------------

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11.  Executive Compensation
              ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13.  Certain Relationships and Related Transactions
              ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       12PAGE

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              ------------------------------------------------------------
              8-K
              ---

       (a,d)  Financial Statements and Schedules
              ----------------------------------

              (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

              (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

              (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

              List of Financial Statements and Schedules Referenced in this
              -------------------------------------------------------------
              Item 14
              -------

              Information incorporated by reference from Exhibit 13 filed herewith:

                   Consolidated Statement of Income
                   Consolidated Balance Sheet
                   Consolidated Statement of Cash Flows
                   Consolidated Statement of Shareholders' Equity
                   Notes to Consolidated Financial Statements
                   Reports of Independent Public Accountants

              Financial Statement Schedule filed herewith:

                   Schedule II:  Valuation and Qualifying Accounts

                   All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.


         (b)  Reports on Form 8-K
              -------------------

              None.


         (c)  Exhibits
              --------

              See Exhibit Index on the page immediately preceding exhibits.

                                       13PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date:  March 16, 1998            THERMEDICS DETECTION INC.



                                     By:    James Barbookles
                                            ---------------------------
                                            James Barbookles
                                            President and Chief Executive
                                              Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 1998.


    Signature                        Title
    ---------                        -----

    By: James Barbookles         Chief Executive Officer, President
        ----------------------       and Director
        James Barbookles


    By: John N. Hatsopoulos      Chief Financial Officer, Senior Vice
        ----------------------       President and Director
        John N. Hatsopoulos


    By: Paul F. Kelleher         Chief Accounting Officer
        ----------------------
        Paul F. Kelleher


    By: Morton Collins           Director
        ----------------------
        Morton Collins


    By: Matthew C. Weisman       Director
        ----------------------
        Matthew C. Weisman


    By: John W. Wood Jr.         Chairman of the Board and Director
        ----------------------
        John W. Wood Jr.

                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermedics Detection Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Detection Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                Arthur Andersen LLP




    Boston, Massachusetts
    February 12, 1998



                                       15PAGE

 SCHEDULE II



                           THERMEDICS DETECTION INC.

                       Valuation And Qualifying Accounts
                                 (In thousands)



                 Balance at   Provision             Accounts            Balance
                  Beginning  Charged to   Accounts   Written             at End
 Description        of Year     Expense  Recovered       Off   Other(a) of Year
 ------------------------------------------------------------------------------
 Allowance for
  Doubtful Accounts

 Year Ended
  Jan. 3, 1998      $1,215       $  116    $    7    $ (522)   $   (6)   $  810

 Year Ended
  Dec. 28, 1996     $  516       $  582    $  167    $ (172)   $  122    $1,215

 Year Ended
  Dec. 30, 1995     $  547       $   98    $    -    $ (129)   $    -    $  516


 (a)Allowance of business acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.







                                       16PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number      Description of Exhibit
   ------------------------------------------------------------------------
       2.1*    Asset Purchase Agreement dated as of January 25, 1996, among the Registrant, Moisture Systems Corporation, and certain
               Affiliates of Moisture Systems Corporation. Pursuant to Item
               601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

       2.2* Share Purchase Agreement dated as of January 25, 1996, among the Registrant, Rutter Holding B.V., and certain Affiliates of Rutter Holding B.V. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

       3.1*    Articles of Organization of the Registrant, as amended.

       3.2*    By-Laws of the Registrant.

       4.1*    Specimen Common Stock Certificate.

       4.2*    Specimen Rights Certificate.

      10.1* Corporate Services Agreement dated as of March 20, 1996, between Thermo Electron Corporation and the Registrant.

      10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (incorporated by reference herein from Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002]).

      10.3* Tax Allocation Agreement dated as of March 20, 1996, between Thermedics Inc. and the Registrant.

      10.4* Master Repurchase Agreement dated as of March 20, 1996, between Thermo Electron and the Registrant.

      10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 10, 1997, between Thermo Electron and the Registrant.

      10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 10, 1997, between Thermedics and the Registrant.

                                       17PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number      Description of Exhibit
   ------------------------------------------------------------------------
      10.7*    Equity Incentive Plan of the Registrant.

      10.8*    Deferred Compensation Plan for Directors of the Registrant.

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

      10.9* $21.2 Million Principal Amount Promissory Note due March 1998, issued by the Registrant to Thermedics.

      10.10*   Form of Indemnification Agreement for Officers and Directors.

      10.11* Stock Purchase Agreement dated as of March 25, 1996, between David H. Fine and the Registrant.

      10.12    Stock Holdings Assistance Plan and Form of Promissory Note.

      13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

      21       Subsidiaries of the Registrant.

      23.1     Consent of Arthur Andersen LLP.

      23.2     Consent of Deloitte & Touche Registeraccountants.

      27       Financial Data Schedule.

               Each exhibit above that is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-31987].