Form 10-Q
period 1998-04-04
THERMEDICS DETECTION INC
filed 1998-05-12
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.10 par value           13,355,459 Actual
                                                19,316,684 Pro Forma
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      April 4,    January 3,
    (In thousands)                                        1998          1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 28,065      $ 46,352
      Accounts receivable, less allowances of $1,128
        and $1,127                                      15,788        18,223
      Inventories:
        Raw materials                                    9,783         9,698
        Work in process and finished goods               8,844         7,957
      Prepaid and refundable income taxes                3,631         3,595
      Prepaid expenses                                   1,160         1,439
                                                      --------      --------
                                                        67,271        87,264
                                                      --------      --------

    Property, Plant, and Equipment, at Cost              9,474        10,697
      Less: Accumulated depreciation and amortization    5,375         6,686
                                                      --------      --------
                                                         4,099         4,011
                                                      --------      --------
    Other Assets                                         1,193         1,198
                                                      --------      --------
    Cost in Excess of Net Assets of Acquired
      Companies                                         55,306        55,792
                                                      --------      --------
                                                      $127,869      $148,265
                                                      ========      ========



                                        2PAGE

                            THERMEDICS DETECTION INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      April 4,  January 3,
    (In thousands except share amounts)                   1998        1998
    -----------------------------------------------------------------------
    Current Liabilities:
      Promissory note to parent company               $      -    $ 21,200
      Accounts payable                                   4,531       3,868
      Accrued payroll and employee benefits              2,140       3,852
      Accrued income taxes                               1,878       2,331
      Accrued installation and warranty expenses         1,148       1,154
      Deferred revenue                                   1,820       1,689
      Other accrued expenses                             4,322       5,410
      Due to Thermo Electron Corporation and
        affiliated companies                             1,777       1,415
                                                      --------    --------
                                                        17,616      40,919
                                                      --------    --------

    Shareholders' Investment:
      Common stock, $.10 par value, 50,000,000
        shares authorized; 19,316,684 shares issued
        and outstanding                                  1,932       1,932
      Capital in excess of par value                    94,781      93,755
      Retained earnings                                 15,256      13,206
      Accumulated other comprehensive items (Note 3)    (1,716)     (1,547)
                                                      --------    --------
                                                       110,253     107,346
                                                      --------    --------
                                                      $127,869    $148,265
                                                      ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------

                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Revenues:
      Product revenues                                $19,451       $21,794
      Service revenues                                  4,256         3,738
                                                      -------       -------
                                                       23,707        25,532
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of product revenues                          9,010         9,926
      Cost of service revenues                          1,989         1,579
      Selling, general, and administrative expenses     6,952         8,061
      Research and development expenses                 2,687         2,123
                                                      -------       -------
                                                       20,638        21,689
                                                      -------       -------

    Operating Income                                    3,069         3,843

    Interest Income                                       591           203
    Interest Expense, Related Party                      (303)         (306)
    Other Income (Expense), Net                             4            (4)
                                                      -------       -------
    Income Before Provision for Income Taxes            3,361         3,736
    Provision for Income Taxes                          1,311         1,494
                                                      -------       -------
    Net Income                                        $ 2,050       $ 2,242
                                                      =======       =======
    Basic and Diluted Earnings per Share (Note 2)     $   .11       $   .13
                                                      =======       =======
    Weighted Average Shares (Note 2):
      Basic                                            19,317        16,937
                                                      =======       =======
      Diluted                                          19,326        16,952
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  2,050     $  2,242
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                   813          776
          Provision for losses on accounts
            receivable                                     49           33
          Other noncash expenses                          339          318
          Changes in current accounts:
            Accounts receivable                         2,347        1,873
            Inventories                                (1,342)      (1,110)
            Other current assets                          230          160
            Accounts payable                              667          688
            Other current liabilities                  (2,835)       2,368
                                                     --------     --------
    Net cash provided by operating activities           2,318        7,348
                                                     --------     --------

    Investing Activities:
      Purchases of property, plant, and equipment        (578)        (693)
      Proceeds from sale of property, plant, and
        equipment                                         122            -
      Other                                                (3)          82
                                                     --------     --------
    Net cash used in investing activities                (459)        (611)
                                                     --------     --------

    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                        -       28,121
      Orion Research net transfers (to) from parent
        company                                         1,026         (825)
      Repayment of promissory note to parent
        company                                       (21,200)           -
      Other                                                 -          (18)
                                                     --------     --------
    Net cash provided by (used in) financing
      activities                                      (20,174)      27,278
                                                     --------     --------
    Exchange Rate Effect on Cash                           28         (264)
                                                     --------     --------
    Increase (Decrease) in Cash and Cash Equivalents  (18,287)      33,751
    Cash and Cash Equivalents at Beginning of
      Period                                           46,352       14,264
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 28,065     $ 48,015
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMEDICS DETECTION INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include Orion Research Inc., which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note 4). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Basic
    Net income                                        $ 2,050       $ 2,242
                                                      -------       -------

    Weighted average shares                            13,356        10,976

    Shares issuable in connection with the
      acquisition of Orion Research Inc.                5,961         5,961
                                                      -------       -------
    Weighted average shares                            19,317        16,937
                                                      -------       -------
    Basic earnings per share                          $   .11       $   .13
                                                      =======       =======

    Diluted
    Net income                                        $ 2,050       $ 2,242
                                                      -------       -------

    Basic weighted average shares                      19,317        16,937
    Effect of stock options                                 9            15
                                                      -------       -------
    Weighted average shares                            19,326        16,952
                                                      -------       -------
    Diluted earnings per share                        $   .11       $   .13
                                                      =======       =======

                                        6PAGE

                            THERMEDICS DETECTION INC.

        The computation of diluted earnings per share for quarter ended April 4, 1998, excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 340,000 of such options outstanding, with exercise prices ranging from $10.75 to $12.46 per share.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items" which represent foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $1,881,000 and $1,586,000, respectively.

    4.  Acquisition

        On April 14, 1998, the Company announced its intention to acquire Orion Research Inc., a wholly owned subsidiary of Thermedics Inc., in a merger in which 5,961,225 shares of the Company's common stock would be issued in exchange for all of the outstanding shares of Orion Research. On May 6, 1998, the transaction was completed, subject to shareholder approval of the issuance of the shares of Company common stock to Thermedics in the merger. Orion Research manufactures electrode-based chemical-measurement products that determine the quality of a wide variety of substances by measuring components, such as pH, ion, dissolved oxygen, and conductivity levels. These products are used in the agricultural, biomedical research, food-processing, and pharmaceutical industries. In 1997, Orion Research's revenues and net income were $53,054,000 and $6,437,000, respectively.

        Because the Company and Orion Research were deemed for accounting purposes to be under control of their common majority owner, Thermedics, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information presented has been restated to include the acquisition of Orion Research. The 5,961,225 shares of the Company's common stock issuable in the merger will not be issued until the listing of such shares for trading upon American Stock Exchange has been approved by the Company's shareholders. Because Thermedics is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the shares are considered to be outstanding as of December 29, 1996, for purposes of computing weighted average shares.

                                          7PAGE

                            THERMEDICS DETECTION INC.

    Revenues and net income as previously reported for the separate entities prior to the acquisition and as restated for the combined Company are as follows:

                                                         Three Months Ended
    (In thousands)                                         March 29, 1997
    -----------------------------------------------------------------------
    Revenues:
      Historical                                               $12,429
      Orion Research                                            13,103
                                                               -------
                                                               $25,532
                                                               =======

    Net Income:
      Historical                                               $ 1,024
      Orion Research                                             1,218
                                                               -------
                                                               $ 2,242
                                                               =======

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company develops, manufactures, and markets high-speed detection and measurement systems used in on-line industrial process applications, laboratory analysis, and security.

        The Company's industrial process instruments use ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, and other technologies for quality assurance of in-process or finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's Alexus(R) systems detect trace amounts of contaminants in refillable plastic bottles for the beverage industry. The Company's InScan(TM) systems use high-speed X-ray imaging to determine accurate fill volume, net volume,

                                        8PAGE

                            THERMEDICS DETECTION INC.

    and package integrity for a variety of products in cans, bottles, boxes, and other containers. In addition, the Company's moisture analyzers measure moisture and other product constituents, such as fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a broad range of products as they move along manufacturing lines.

        The Company's laboratory products use high-speed gas chromatography, electrochemistry, and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food, beverage, chemical, pharmaceutical, and biomedical research industries. The Company's Flash-GC(TM) gas chromatograph provides -- at speeds 20 to 50 times faster -- the same information that conventional gas chromatographs provide on the chemical composition of a wide range of substances, including pharmaceuticals, chemicals, food, beverages, soil, and water. The Company's recently acquired Orion Research Inc. subsidiary (Note 4) is a worldwide leading manufacturer of electrode-based, chemical measurement products that determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, ion, dissolved oxygen, and conductivity levels.

        In addition, the Company makes explosives-detection equipment that uses simultaneous trace particle- and vapor-detection techniques based on its proprietary chemiluminescence and high-speed gas chromatography technologies. Customers use these explosives-detection systems to detect plastic and other explosives at airports and border crossings, for other high-security screening applications, and for forensics and search applications.

        The Company also performs contract research and development services for government and industry customers and earns service revenues through long-term contracts.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues in the first quarter of 1998 decreased to $23.7 million from $25.5 million in the first quarter of 1997. Product revenues decreased to $19.5 million in 1998 from $21.8 million in 1997, while service revenues increased to $4.3 million in 1998 from $3.7 million in 1997. Revenues from the Company's industrial process instruments and related services decreased to $7.1 million in 1998 from $10.6 million in 1997, primarily due to a decrease in Alexus-related revenues offset in part by an increase in InScan product sales. First quarter 1997 revenues included $2.2 million from a mandated Alexus product-line upgrade of The Coca-Cola Company's existing installed base. This upgrade was completed in 1997. Revenues from industrial process instruments also declined due to a $0.5 million decrease in revenues from moisture analyzers, primarily due to a slowdown in product demand in North America. Revenues from the Company's laboratory products instruments and related services increased to $14.2 million in 1998 from $13.4 million in 1997, primarily due to higher demand in domestic markets. Revenues from the Company's EGIS(R)

                                        9PAGE

                            THERMEDICS DETECTION INC.

    ---------------------------------------------------

    explosives-detection systems and related services increased to $2.4 million in 1998 from $1.0 million in 1997, primarily due to $1.1 million of shipments under a contract with the U.S. Federal Aviation Administration (FAA), which was awarded to the Company in May 1997. Product shipments under this contract were completed in the first quarter of 1998. The Company's backlog decreased during the first quarter of 1998 by $2.4 million, including the effect of completing the FAA order. The Company believes that its backlog at any date is not necessarily indicative of future demand for its products.

        The gross profit margin decreased to 54% in the first quarter of 1998 from 55% in the first quarter of 1997. The gross profit margin on product revenues remained consistent at 54% in 1998 and 1997. The gross profit margin on service revenues decreased to 53% in 1998 from 58% in 1997, primarily due to a decrease in higher-margin Alexus service revenues, as well as higher costs relating to the Company's contract with the FAA.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 29% in the first quarter of 1998 from 32% in the first quarter of 1997, primarily due to a decrease in international distributor sales commissions due to a lower volume of revenue from distributors, and, to a lesser extent, a decrease in certain marketing and administration costs. Research and development expenses increased to $2.7 million in 1998 from $2.1 million in 1997, primarily due to costs associated with developing a low-cost portable security detection device, improving and expanding the product lines of the Company's moisture systems and laboratory products businesses, and development costs associated with the EZ Flash(R), expected to be introduced in May 1998.
        Interest income increased to $0.6 million in the first quarter of 1998 from $0.2 million in the first quarter of 1997, primarily due to interest income earned on invested proceeds from the Company's March 1997 initial public offering.

        Interest expense, related party, of $0.3 million in the first quarter of 1998 and 1997 relates to a $21.2 million promissory note issued to Thermedics Inc., which was repaid in March 1998.

        The effective tax rates were 39% and 40% in the first quarter of 1998 and 1997, respectively. The effective tax rates in both periods exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    Liquidity and Capital Resources

        Consolidated working capital was $49.7 million at April 4, 1998, compared with $46.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $28.1 million at April 4, 1998, compared with $46.4 million at January 3, 1998.

                                       10PAGE

                            THERMEDICS DETECTION INC.

        During the first quarter of 1998, $2.3 million of cash was provided by operating activities. During this period, $2.3 million of cash was provided by a decrease in accounts receivable. This source of cash was offset in part by $2.8 million of cash used to reduce other current liabilities, including $1.7 million of accrued payroll and employee benefits and $0.5 million of accrued income taxes. In addition, cash of $1.3 million was used to fund an increase in inventories, primarily relating to purchases for the production of the EZ Flash beginning in May 1998.

        During the first quarter of 1998, the Company expended $0.6 million on purchases of property, plant, and equipment. During the remainder of 1998, the Company expects to make capital expenditures of approximately $2.0 million.

        In March 1998, the Company repaid its $21.2 million promissory note to Thermedics.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make an acquisition, except as discussed in Note 4 to the consolidated financial statements, it expects that it would finance any acquisition through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermedics or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 2 - Use of Proceeds
    ------------------------

        The Company sold 2,671,292 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File
    No. 333-19199), which was declared effective by the Securities and Exchange Commission on February 21, 1997. The managing underwriters of the offering were NatWest Securities Limited and Lehman Brothers. The aggregate gross proceeds of the offering were $30,720,000. The Company's total expenses in connection with the offering were $2,642,000, of which $1,718,000 was for underwriting discounts and commissions, $878,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company (collectively, Affiliates), and $46,000 was paid to Thermo Electron for certain services rendered in connection with the offering. The Company's net proceeds from the offering were $28,078,000. As of April 4, 1998, the Company had

                                       11PAGE

                            THERMEDICS DETECTION INC.

    ------------------------

    expended $1,222,000 of such net proceeds for the purchase of property, plant, and equipment, $6,667,000 for research and development, and $9,403,000 for working capital needs. As of April 4, 1998, the Company had expended an aggregate of $17,292,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade-interest- or dividend-bearing instruments. As of April 4, 1998, $10,786,000 was invested pursuant to a repurchase agreement with Thermo Electron. As of April 4, 1998, the Company had $28,065,000 of cash and cash equivalents.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.








                                       12PAGE

                            THERMEDICS DETECTION INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 1998.

                                             THERMEDICS DETECTION INC.



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer and
                                               Senior Vice President



                                       13PAGE

                            THERMEDICS DETECTION INC.

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------

      2.3 Agreement and Plan of Reorganization dated as of May 6, 1998 by and among the Registrant, Orion Acquisition Inc., Thermedics Inc., and Orion Research Inc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

     27         Financial Data Schedule.