Form 10-Q
period 1998-07-04
THERMEDICS DETECTION INC
filed 1998-08-07
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  ---------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1998
     ----------------------------        ----------------------------
     Common Stock, $.10 par value            13,355,459 Actual
                                             19,316,684 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       July 4,  January 3,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $21,311 and
    $40,043 under repurchase agreement with
    affiliated company)                               $ 29,684    $ 46,352
  Accounts receivable, less allowances of $1,016
    and $1,127                                          16,826      18,223
  Inventories:
    Raw materials                                       10,412       9,698
    Work in process and finished goods                   8,628       7,957
  Prepaid and refundable income taxes                    3,589       3,595
  Prepaid expenses                                       1,349       1,439
                                                      --------    --------

                                                        70,488      87,264
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 11,603      10,697
  Less: Accumulated depreciation and amortization        7,373       6,686
                                                      --------    --------

                                                         4,230       4,011
                                                      --------    --------

Other Assets                                             1,194       1,198
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies      55,045      55,792
                                                      --------    --------

                                                      $130,957    $148,265
                                                      ========    ========

                            THERMEDICS DETECTION INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Promissory note to parent company                  $      -     $ 21,200
  Accounts payable                                      4,214        3,868
  Accrued payroll and employee benefits                 2,820        3,852
  Accrued income taxes                                  2,316        2,331
  Accrued installation and warranty expenses            1,129        1,154
  Deferred revenue                                      1,606        1,689
  Other accrued expenses                                4,422        5,410
  Due to parent company and affiliated companies        1,793        1,415
                                                     --------     --------

                                                       18,300       40,919
                                                     --------     --------

Shareholders' Investment:
  Common stock, $.10 par value, 50,000,000
    shares authorized; 19,316,684 pro forma
    shares issued and outstanding                       1,932        1,932
  Capital in excess of par value                       94,781       93,755
  Retained earnings                                    17,491       13,206
  Accumulated other comprehensive items (Note 3)       (1,547)      (1,547)
                                                     --------     --------

                                                      112,657      107,346
                                                     --------     --------

                                                     $130,957     $148,265
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues:
  Product revenues                                      $19,915    $21,643
  Service revenues                                        4,042      3,996
                                                        -------    -------

                                                         23,957     25,639
                                                        -------    -------

Costs and Operating Expenses:
  Cost of product revenues                                8,603      9,221
  Cost of service revenues                                2,137      2,076
  Selling, general, and administrative expenses           7,405      6,971
  Research and development expenses                       2,378      2,665
                                                        -------    -------

                                                         20,523     20,933
                                                        -------    -------

Operating Income                                          3,434      4,706

Interest Income                                             287        656
Interest Expense, Related Party                               -       (317)
Other Income (Expense), Net                                   1         (3)
                                                        -------    -------

Income Before Provision for Income Taxes                  3,722      5,042
Provision for Income Taxes                                1,487      2,017
                                                        -------    -------

Net Income                                              $ 2,235    $ 3,025
                                                        =======    =======

Basic and Diluted Earnings Per Share (Note 2)           $   .12    $   .16
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  19,317     19,316
                                                        =======    =======
  Diluted                                                19,317     19,327
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues:
  Product revenues                                      $39,366    $43,437
  Service revenues                                        8,298      7,734
                                                        -------    -------

                                                         47,664     51,171
                                                        -------    -------

Costs and Operating Expenses:
  Cost of product revenues                               17,613     19,147
  Cost of service revenues                                4,126      3,655
  Selling, general, and administrative expenses          14,357     15,032
  Research and development expenses                       5,065      4,788
                                                        -------    -------

                                                         41,161     42,622
                                                        -------    -------

Operating Income                                          6,503      8,549

Interest Income                                             878        859
Interest Expense, Related Party                            (303)      (623)
Other Income (Expense), Net                                   5         (7)
                                                        -------    -------

Income Before Provision for Income Taxes                  7,083      8,778
Provision for Income Taxes                                2,798      3,511
                                                        -------    -------

Net Income                                              $ 4,285    $ 5,267
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .22    $   .29
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  19,317     18,127
                                                        =======    =======
  Diluted                                                19,321     18,139
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                          $  4,285    $  5,267
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      1,641       1,613
      Provision for losses on accounts receivable          150          98
      Other noncash expenses                               768         524
      Changes in current accounts:
        Accounts receivable                              1,232         826
        Inventories                                     (2,049)     (3,791)
        Other current assets                                94         (51)
        Accounts payable                                   347         397
        Other current liabilities                       (1,957)      2,222
                                                      --------    --------

Net cash provided by operating activities                4,511       7,105
                                                      --------    --------

Investing Activities:
  Purchases of property, plant, and equipment           (1,148)     (1,070)
  Proceeds from sale of property, plant, and
    equipment                                               99           -
  Other                                                      -          80
                                                      --------    --------

Net cash used in investing activities                   (1,049)       (990)
                                                      --------    --------

Financing Activities:
  Net proceeds from issuance of Company common stock        -       28,121
  Orion Research net transfers (to) from parent
    company                                              1,026      (1,835)
  Repayment of promissory note to parent company       (21,200)          -
  Other                                                                (35)
                                                      --------    --------

Net cash provided by (used in) financing activities    (20,174)     26,251
                                                      --------    --------

Exchange Rate Effect on Cash                                44          30
                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents       (16,668)     32,396
Cash and Cash Equivalents at Beginning of Period        46,352      14,264
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $ 29,684    $ 46,660
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    Historical financial results have been restated to include Orion Research Inc., which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note 4). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, and with the Company's July 20, 1998 Current Report on Form 8-K/A, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------     ------------------
(In thousands except             July 4,   June 28,     July 4,   June 28,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net income                       $ 2,235    $ 3,025     $ 4,285    $ 5,267
                                 -------    -------     -------    -------

Weighted average shares           13,356     13,355      13,356     12,166

Shares issuable in connection
  with the acquisition of
  Orion Research Inc.              5,961      5,961       5,961      5,961
                                 -------    -------     -------    -------

Pro forma weighted average
  shares, as adjusted             19,317     19,316      19,317     18,127
                                 -------    -------     -------    -------

Basic earnings per share         $   .12    $   .16     $   .22    $   .29
                                 =======    =======     =======    =======

Diluted
Net income                       $ 2,235    $ 3,025     $ 4,285    $ 5,267
                                 -------    -------     -------    -------

Basic weighted average shares     19,317     19,316      19,317     18,127
Effect of stock options                -         11           4         12
                                 -------    -------     -------    -------

Pro forma weighted average
  shares, as adjusted             19,317     19,327      19,321     18,139
                                 -------    -------     -------    -------

Diluted earnings per share       $   .12    $   .16     $   .22    $   .29
                                 =======    =======     =======    =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 967,000 of such options outstanding, with exercise prices ranging from $9.75 to $12.46 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items", which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $2,404,000 and $2,774,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $4,285,000 and $4,360,000, respectively.

4.  Acquisition

    On April 14, 1998, the Company announced its intention to acquire Orion Research Inc., a wholly owned subsidiary of Thermedics Inc., in a merger in which 5,961,225 shares of the Company's common stock would be issued in exchange for all of the outstanding shares of Orion Research. On May 6, 1998, the transaction was completed, subject to shareholder approval of the issuance of the shares of Company common stock to Thermedics in the merger. Orion Research manufactures electrode-based chemical-measurement products that determine the quality of a wide variety of substances by measuring components, such as pH, ions, dissolved oxygen, and conductivity. These products are used primarily in the environmental, biomedical research, food, chemical, and pharmaceutical industries. In 1997, Orion Research's revenues and net income were $53,054,000 and $6,437,000, respectively.

    Because the Company and Orion Research were deemed for accounting purposes to be under control of their common majority owner, Thermedics, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information presented has been restated to include the acquisition of Orion Research. The 5,961,225 shares of the Company's common stock issuable in the merger will not be issued until the listing of such shares for trading upon the American Stock Exchange has been approved by the Company's shareholders. Because Thermedics is the majority shareholder and intends to vote its shares in favor of such listing, the approval is assured and, therefore, the shares are considered to be outstanding as of December 29, 1996, for purposes of computing weighted average shares. Revenues and net income as previously reported for the separate entities prior to the acquisition and as restated for the combined Company are as follows:

                                     Three Months Ended   Six Months Ended
(In thousands)                          June 28, 1997       June 28, 1997
-------------------------------------------------------------------------

Revenues:
  Historical                                $12,397            $24,826
  Orion Research                             13,242             26,345
                                            -------            -------

                                            $25,639            $51,171
                                            =======            =======

Net Income:
  Historical                                $ 1,415            $ 2,439
  Orion Research                              1,610              2,828
                                            -------            -------

                                            $ 3,025            $ 5,267
                                            =======            =======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" included in the Company's Current Report on Form 8-K/A dated May 6, 1998, filed with the Securities and Exchange Commission on July 20, 1998.

Overview

    The Company develops, manufactures, and markets high-speed detection and measurement systems used in on-line industrial process applications, laboratory analysis, and security.

     The Company's industrial process instruments use ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, and other technologies for quality assurance of in-process or finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's Alexus(R) systems detect trace amounts of contaminants in refillable plastic bottles for the beverage industry. The Company's InScan(R) systems use high-speed X-ray imaging to determine accurate fill volume, net volume, package integrity, and other quality measures for a variety of products in cans, bottles, boxes, and other containers. In addition, the Company's moisture analyzers measure moisture and other product constituents, such as fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a broad range of products as they move along manufacturing lines.

    The Company's laboratory products use high-speed gas chromatography, electrochemistry, and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food, beverage, chemical, pharmaceutical, and biomedical research industries. The Company's Flash-GC(TM) gas chromatograph provides -- at speeds 20 to 50 times faster -- the same information that conventional gas chromatographs provide on the chemical composition of a wide range of substances, including pharmaceuticals, chemicals, food, beverages, soil, and water. An offshoot of the Flash-GC, the Company's EZ Flash(TM) system is an upgrade kit that can be integrated with almost any conventional gas chromatograph to enable it to conduct chemical analysis up to 30 times faster. The Company's recently acquired Orion Research Inc. subsidiary (Note 4) is a worldwide leading manufacturer of electrode-based, chemical-measurement products that determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, ions, dissolved oxygen, and conductivity.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues in the second quarter of 1998 decreased to $24.0 million from $25.6 million in the second quarter of 1997. Product revenues decreased to $19.9 million in 1998 from $21.6 million in 1997, while service revenues remained unchanged at $4.0 million in 1998 and 1997. Revenues from the Company's industrial process instruments and related services decreased to $8.1 million in 1998 from $8.5 million in 1997, primarily due to a decrease in Alexus-related revenues, offset in part by an increase in InScan product sales. Revenues in the second quarter of 1997 included $1.9 million from a mandated Alexus product-line upgrade of The Coca-Cola Company's existing installed base. This upgrade was completed in 1997. Revenues from the Company's laboratory products instruments and related services decreased to $13.3 million in 1998 from $13.6 million in 1997, primarily due to a decline in the Company's domestic distributor sales and the effect in the 1997 period of the initial deployment of the Flash-GC. Revenues from the Company's EGIS(R) explosives-detection systems and related services decreased to $2.2 million in 1998 from $3.1 million in 1997, primarily due to a decline in international demand.

    The gross profit margin decreased slightly to 55% in the second quarter of 1998 from 56% in the second quarter of 1997. The gross profit margin on product revenues remained consistent at 57% in 1998 and 1997. The gross profit margin on service revenues decreased to 47% in 1998 from 48% in 1997, primarily due to a decrease in higher-margin Alexus service revenues.

    Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the second quarter of 1998 from 27% in the second quarter of 1997, primarily due to a decrease in revenues. Research and development expenses decreased to $2.4 million in 1998 from $2.7 million in 1997, primarily due to a shift in resources to fulfill commitments under third-party contracts.

    Interest income decreased to $0.3 million in the second quarter of 1998 from $0.7 million in the second quarter of 1997, primarily due to the repayment of the Company's promissory note to Thermedics in March 1998. Interest expense, related party, of $0.3 million in the second quarter of 1997 relates to the promissory note to Thermedics.

    The effective tax rate was 40% in the second quarter of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues in the first six months of 1998 decreased to $47.7 million from $51.2 million in the first six months of 1997. Product revenues decreased to $39.4 million in 1998 from $43.4 million in 1997, while service revenues increased to $8.3 million in 1998 from $7.7 million in 1997. Revenues from the Company's industrial process instruments and related services decreased to $15.2 million in 1998 from $19.2 million in 1997, primarily due to a decrease in Alexus-related revenues, offset in part by an increase in InScan product sales. Revenues in the first six months of 1997 included $4.1 million from a mandated Alexus product-line upgrade of The Coca-Cola Company's existing installed base. Revenues from industrial process instruments also declined as a result of a $0.8 million decrease in revenues from moisture analyzers, primarily due to a slowdown in product demand in North America. Revenues from the Company's laboratory products instruments and related services increased to $27.5 million in 1998 from $26.9 million in 1997. Revenues from the Company's EGIS explosives-detection systems and related services increased to $4.6 million in 1998 from $4.2 million in 1997, primarily due to $1.1 million of shipments under a contract with the U.S. Federal Aviation Administration (FAA). Product shipments under this contract were completed in the first quarter of 1998.

    The gross profit margin decreased to 54% in the first six months of 1998 from 55% in the first six months of 1997. The gross profit margin on product revenues decreased slightly to 55% in 1998 from 56% in 1997. The gross profit margin on service revenues decreased to 50% in 1998 from 53% in 1997, primarily due to a decrease in higher-margin Alexus service revenues, as well as higher costs relating to the Company's contract with the FAA.

    Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the first six months of 1998 from 29% in the first six months of 1997, primarily due to a decrease in revenues. Research and development expenses increased to $5.1 million in 1998 from $4.8 million in 1997, primarily due to costs associated with developing a low-cost portable security detection device, improving and expanding the product lines of the Company's moisture systems and laboratory products businesses, and development costs associated with the EZ Flash, which was introduced in May 1998.

    Interest income remained consistent at $0.9 million in the first six months of 1998 and 1997. Interest expense, related party, of $0.3 million and $0.6 million in the first six months of 1998 and 1997, respectively, relates to a promissory note issued to Thermedics, which was repaid in March 1998.

    The effective tax rate was 40% in the first six months of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $52.2 million at July 4, 1998, compared with $46.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $29.7 million at July 4, 1998, compared with $46.4 million at January 3, 1998.

    During the first six months of 1998, $4.5 million of cash was provided by operating activities. During this period, $1.2 million of cash was provided by a decrease in accounts receivable. This source of cash was offset in part by $2.0 million of cash used to reduce other current liabilities, including $1.0 million of accrued payroll and employee benefits. In addition, cash of $2.0 million was used to fund an increase in inventories, primarily relating to purchases for the production of the EZ Flash, which began in May 1998.

    During the first six months of 1998, the Company expended $1.1 million on purchases of property, plant, and equipment. During the remainder of 1998, the Company expects to make capital expenditures of approximately $1.2 million.

    In March 1998, the Company repaid its $21.2 million promissory note to Thermedics.

    Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make an acquisition, except as discussed in Note 4 to the consolidated financial statements, it expects that it would finance any acquisition through a combination of internal funds, and/or short-term borrowings from Thermedics or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds

    The Company sold 2,671,292 shares of common stock, par value $.10 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-19199), which was declared effective by the Securities and Exchange Commission on February 21, 1997. The managing underwriters of the offering were NatWest Securities Limited and Lehman Brothers. The aggregate gross proceeds of the offering were $30,720,000. The Company's total expenses in connection with the offering were $2,642,000, of which $1,718,000 was for underwriting discounts and commissions, $878,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company or affiliates of the Company (collectively, Affiliates), and $46,000 was paid to Thermo Electron for certain services rendered in connection with the offering. The Company's net proceeds from the offering were $28,078,000. As of July 4, 1998, the Company had expended $1,792,000 of such net proceeds for the purchase of property, plant, and equipment, $9,046,000 for research and development, and $10,803,000 for working capital needs. In addition, the balance was used to repay indebtedness to Thermedics. As of July 4, 1998, the Company had $29,684,000 of cash and cash equivalents.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 1999. The directors elected at the meeting were: Mr. James Barbookles, Mr. Morton Collins, Mr. John T. Keiser, Mr. Matthew C. Weisman, and Mr. John W. Wood Jr. Each director, except Mr. Barbookles, received 12,341,880 shares voted in favor of his election and 17,102 shares voted against. Mr. Barbookles received 12,341,763 shares voted in favor of his election and 17,219 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    At the Annual Meeting, the shareholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 50,000 shares for issuance thereunder as follows: 12,314,685 shares were voted in favor of the proposal, 33,885 shares were voted against and 10,412 shares abstained. No broker nonvotes were recorded on the proposal.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated May 6, 1998, pertaining to the acquisition of Orion Research Inc. from Thermedics Inc. in exchange for the right to receive 5,961,225 shares of the Company's common stock. On July 20, 1998, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information related to this acquisition required by Form 8-K.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1998.

                                         THERMEDICS DETECTION INC.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                           Senior Vice President

                            THERMEDICS DETECTION INC.

                                  EXHIBIT INDEX


Exhibit
Number      Description of Exhibit
---------------------------------------------------------------------------
 27.1        Financial Data Schedule for the Quarter Ended July 4, 1998.

 27.2 Financial Data Schedule for the Quarter Ended March 29, 1997 (restated for the Orion pooling).

 27.3 Financial Data Schedule for the Quarter Ended June 28, 1997 (restated for the Orion pooling).