Form 10-Q
period 1998-10-03
THERMEDICS DETECTION INC
filed 1998-11-10
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class               Outstanding at October 30, 1998
     ----------------------------   -------------------------------
     Common Stock, $.10 par value         13,355,459 Actual
                                          19,316,684 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                  October 3,    January 3,
(In thousands)                                          1998          1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $23,429
    and $40,043 under repurchase agreement
    with affiliated company)                         $ 33,814     $ 46,352
  Accounts receivable, less allowances of
    $1,016 and $1,127                                  15,991       18,223
  Inventories:
    Raw materials                                      10,209        9,698
    Work in process and finished goods                  6,662        7,957
  Prepaid and refundable income taxes                   4,964        3,595
  Prepaid expenses                                      1,347        1,439
                                                     --------     --------

                                                       72,987       87,264
                                                     --------     --------

Property, Plant, and Equipment, at Cost                12,241       10,697
  Less: Accumulated depreciation and
        amortization                                    7,834        6,686
                                                     --------     --------

                                                        4,407        4,011
                                                     --------     --------

Other Assets                                            1,187        1,198
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies                                            55,029       55,792
                                                     --------     --------

                                                     $133,610     $148,265
                                                     ========     ========

                            THERMEDICS DETECTION INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                 October 3,     January 3,
(In thousands except share amounts)                    1998           1998
--------------------------------------------------------------------------

Current Liabilities:
  Promissory note to parent company                $      -       $ 21,200
  Accounts payable                                    3,636          3,868
  Accrued payroll and employee benefits               3,359          3,852
  Accrued income taxes                                3,379          2,331
  Accrued installation and warranty expenses          1,187          1,154
  Deferred revenue                                    1,069          1,689
  Other accrued expenses                              4,892          5,410
  Due to parent company and affiliated companies         80          1,415
                                                   --------       --------

                                                     17,602         40,919
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.10 par value, 50,000,000
    shares authorized; 19,316,684 pro forma
    shares issued and outstanding                     1,932          1,932
  Capital in excess of par value                     94,781         93,755
  Retained earnings                                  20,158         13,206
  Accumulated other comprehensive items
    (Note 3)                                           (863)        (1,547)
                                                   --------       --------

                                                    116,008        107,346
                                                   --------       --------

                                                   $133,610       $148,265
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues:
  Product revenues                                  $18,575        $22,836
  Service revenues                                    4,994          3,396
                                                    -------        -------

                                                     23,569         26,232
                                                    -------        -------

Costs and Operating Expenses:
  Cost of product revenues                            8,268          9,701
  Cost of service revenues                            2,240          1,941
  Selling, general, and administrative expenses       6,615          6,483
  Research and development expenses                   2,360          2,537
                                                    -------        -------

                                                     19,483         20,662
                                                    -------        -------

Operating Income                                      4,086          5,570

Interest Income                                         328            602
Interest Expense, Related Party                           -           (311)
Other Income (Expense), Net                              (6)            16
                                                    -------        -------

Income Before Provision for Income Taxes              4,408          5,877
Provision for Income Taxes                            1,741          2,351
                                                    -------        -------

Net Income                                          $ 2,667        $ 3,526
                                                    =======        =======

Basic and Diluted Earnings Per Share (Note 2)       $   .14        $   .18
                                                    =======        =======

Weighted Average Shares (Note 2):
  Basic                                              19,317         19,316
                                                    =======        =======

  Diluted                                            19,325         19,322
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues:
  Product revenues                                  $57,942        $66,273
  Service revenues                                   13,292         11,130
                                                    -------        -------

                                                     71,234         77,403
                                                    -------        -------

Costs and Operating Expenses:
  Cost of product revenues                           25,881         28,848
  Cost of service revenues                            6,366          5,596
  Selling, general, and administrative expenses      20,972         21,515
  Research and development expenses                   7,426          7,325
                                                    -------        -------

                                                     60,645         63,284
                                                    -------        -------

Operating Income                                     10,589         14,119

Interest Income                                       1,206          1,461
Interest Expense, Related Party                        (303)          (934)
Other Income (Expense), Net                              (1)             9
                                                    -------        -------

Income Before Provision for Income Taxes             11,491         14,655
Provision for Income Taxes                            4,539          5,862
                                                    -------        -------

Net Income                                          $ 6,952        $ 8,793
                                                    =======        =======

Basic and Diluted Earnings per Share (Note 2)       $   .36        $   .47
                                                    =======        =======

Weighted Average Shares (Note 2):
  Basic                                              19,317         18,523
                                                    =======        =======

  Diluted                                            19,323         18,534
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                  ------------------------
                                                  October 3, September 27,
(In thousands)                                          1998          1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                        $  6,952      $  8,793
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    2,477         2,385
      Provision for losses on accounts receivable        201           154
      Other noncash expenses                             967           530
      Changes in current accounts:
        Accounts receivable                            2,112        (1,245)
        Inventories                                   (1,237)       (4,442)
        Other current assets                              63          (195)
        Accounts payable                                (248)           57
        Other current liabilities                     (2,288)        1,631
                                                    --------      --------

Net cash provided by operating activities              8,999         7,668
                                                    --------      --------

Investing Activities:
  Purchases of property, plant, and equipment         (1,771)       (1,330)
  Proceeds from sale of property, plant, and
    equipment                                            117             -
  Other                                                   51            89
                                                    --------      --------

Net cash used in investing activities                 (1,603)       (1,241)
                                                    --------      --------

Financing Activities:
  Net proceeds from issuance of Company
    common stock                                           -        28,122
  Repayment of promissory note to parent company     (21,200)            -
  Orion Research net transfers (to) from parent
    company                                            1,026        (3,992)
  Other                                                    -           (48)
                                                    --------      --------

Net cash provided by (used in) financing
  activities                                         (20,174)       24,082
                                                    --------      --------

Exchange Rate Effect on Cash                             240           (93)
                                                    --------      --------

Increase (Decrease) in Cash and Cash Equivalents     (12,538)       30,416
Cash and Cash Equivalents at Beginning of Period      46,352        14,264
                                                    --------      --------

Cash and Cash Equivalents at End of Period          $ 33,814      $ 44,680
                                                    ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

    Historical financial results have been restated to include Orion Research, Inc., which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note 4). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, and with the Company's Current Report on Form 8-K/A, dated July 20, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income                    $ 2,667     $ 3,526      $ 6,952     $ 8,793
                              -------     -------      -------     -------

Weighted Average Shares        13,356      13,355       13,356      12,562

Shares Issuable in Connection
  With the Acquisition of
  Orion Research, Inc.          5,961       5,961        5,961       5,961
                              -------     -------      -------     -------

Pro Forma Weighted Average
  Shares, as Adjusted          19,317      19,316       19,317      18,523
                              -------     -------      -------     -------

Basic Earnings per Share      $   .14     $   .18      $   .36     $   .47
                              =======     =======      =======     =======
Diluted
Net Income                    $ 2,667     $ 3,526      $ 6,952     $ 8,793
                              -------     -------      -------     -------

Pro Forma Basic Weighted
  Average Shares               19,317      19,316       19,317      18,523
Effect of Stock Options             8           6            6          11
                              -------     -------      -------     -------

Pro Forma Weighted Average
  Shares, as Adjusted          19,325      19,322       19,323      18,534
                              -------     -------      -------     -------

Diluted Earnings per Share    $   .14     $   .18      $   .36     $   .47
                              =======     =======      =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 618,759 of such options outstanding, with exercise prices ranging from $9.55 to $12.46 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items", which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $3,351,000 and $3,374,000, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $7,636,000 and $7,734,000, respectively.

4.  Acquisition

    On April 14, 1998, the Company announced its intention to acquire Orion Research, Inc., a wholly owned subsidiary of Thermedics Inc., in a merger in which 5,961,225 shares of the Company's common stock would be issued in exchange for all of the outstanding shares of Orion Research. On May 6, 1998, the transaction was completed, subject to shareholder approval of the issuance of the shares of Company common stock to Thermedics in the merger. Orion Research manufactures electrochemistry products that determine the quality of a wide variety of substances by measuring components, such as pH, specific ion content, dissolved oxygen, and conductivity. These products are used in the environmental, biomedical research, food, chemical, pharmaceutical, and many other industries. In 1997, Orion Research's revenues and net income were $53,054,000 and $6,437,000, respectively.

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

                                  Three Months Ended     Nine Months Ended
(In thousands)                    September 27, 1997     September 27, 1997
---------------------------------------------------------------------------

Revenues:
  Historical                           $12,632                $37,458
  Orion Research                        13,600                 39,945
                                       -------                -------

                                       $26,232                $77,403
                                       =======                =======

Net Income:
  Historical                           $ 1,686                $ 4,125
  Orion Research                         1,840                  4,668
                                       -------                -------

                                       $ 3,526                $ 8,793
                                       =======                =======

5.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that Thermedics' equity interest in the Company may be transferred to Thermo Electron in exchange for shares of Thermedics common stock. Thermo Electron may in turn transfer such equity interest in the Company to Thermo Instrument Systems Inc. for cash. Subsequently, the Company may be taken private and become a wholly owned subsidiary of Thermo Instrument. Shareholders of the Company would receive cash or shares of Thermo Instrument common stock in exchange for their shares of the Company's common stock. The completion of these transactions is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of the Company, Thermedics, and Thermo Instrument, including their respective independent directors; the negotiation and execution of definitive agreements; the receipt of fairness opinions from one or more investment banking firms on certain financial aspects of the transactions; the approval of Thermo Electron's Board of Directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" included in the Company's Current Report on Form 8-K/A relating to the events of May 6, 1998, filed with the Securities and Exchange Commission on July 20, 1998.

Overview

    The Company develops, manufactures, and markets high-speed detection and measurement systems used for on-line industrial process and quality control applications, laboratory analyses, and security and public safety measures.

    The Company's industrial process instruments use ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, and other technologies for quality assurance of in-process or finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's Alexus(R) systems detect trace amounts of substances that would affect product quality in refillable beverage containers. The Company's InScan(R) systems use high-speed X-ray imaging to determine accurate fill volume, net volume, package integrity, and other quality measures for a variety of products in cans, bottles, boxes, and other containers. In addition, the Company's near-infrared analyzers measure moisture and other product constituents, such as fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a broad range of products as they move along manufacturing lines.

    The Company's laboratory products use high-speed gas chromatography, electrochemistry, and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food, beverage, chemical, pharmaceutical, and biomedical research industries. The Company's Flash-GC(TM) gas chromatograph provides -- at speeds 20 to 50 times faster -- the same information that conventional gas chromatographs provide on the chemical composition of a wide range of substances, including pharmaceuticals, chemicals, food, beverages, soil, and water. An offshoot of the Flash-GC, the Company's EZ Flash(TM) system is an upgrade kit that can be integrated with almost any conventional gas chromatograph to enable it to conduct chemical analysis up to 30 times faster. The Company's recently acquired Orion Research, Inc. subsidiary (Note 4) is a worldwide leading manufacturer of electrochemistry products that determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion content, dissolved oxygen, and conductivity.

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

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues in the third quarter of 1998 decreased to $23.6 million from $26.2 million in the third quarter of 1997. Product revenues decreased to $18.6 million in 1998 from $22.8 million in 1997, and service revenues increased to $5.0 million in 1998 from $3.4 million in 1997. Revenues from the Company's industrial process instruments and related services decreased to $7.9 million in 1998 from $9.0 million in 1997, primarily due to a decrease in large corporate orders for near-infrared analyzers and related products. Revenues from the Company's laboratory products instruments and related services decreased to $13.0 million in 1998 from $14.1 million in 1997, due to a decrease in worldwide demand. Revenues from the Company's EGIS(R) explosives-detection systems and related services decreased to $2.4 million in 1998 from $2.8 million in 1997, primarily due to a decline in international demand.

    The gross profit margin decreased slightly to 55% in the third quarter of 1998 from 56% in the third quarter of 1997. The gross profit margin on product revenues decreased to 55% in 1998 from 58% in 1997, primarily due to an increase in warranty costs relating to the deployment of certain explosives-detection instruments in the third quarter of 1998. The gross profit margin on service revenues increased to 55% in 1998 from 43% in 1997, primarily due to an increase in higher-margin Alexus service revenues.

    Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1998 from 25% in the third quarter of 1997, primarily due to a decrease in revenues. Research and development expenses were relatively unchanged at $2.4 million in 1998 and $2.5 million in 1997.

    Interest income decreased to $0.3 million in the third quarter of 1998 from $0.6 million in the third quarter of 1997, primarily due to lower average invested balances as a result of the repayment of the

Company's promissory note to Thermedics in March 1998. Interest expense, related party, of $0.3 million in the third quarter of 1997 relates to the promissory note to Thermedics.

    The effective tax rates were 39% and 40% in the third quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues in the first nine months of 1998 decreased to $71.2 million from $77.4 million in the first nine months of 1997. Product revenues decreased to $57.9 million in 1998 from $66.3 million in 1997, while service revenues increased to $13.3 million in 1998 from $11.1 million in 1997. Revenues from the Company's industrial process instruments and related services decreased to $23.1 million in 1998 from $28.1 million in 1997, primarily due to a decrease in Alexus-related revenues, offset in part by an increase in InScan product sales. Revenues in the first nine months of 1997 included $5.4 million from a mandated Alexus product-line upgrade of The Coca-Cola Company's existing installed base. Revenues from the Company's laboratory products instruments and related services decreased to $40.5 million in 1998 from $41.0 million in 1997. Revenues from the Company's EGIS explosives-detection systems and related services remained relatively unchanged at $6.9 million in 1998 from $7.0 million in 1997.

    The gross profit margin decreased slightly to 55% in the first nine months of 1998 from 56% in the first nine months of 1997. The gross profit margin on product revenues decreased to 55% in 1998 from 56% in 1997, primarily due to a change in product mix. The gross profit margin on service revenues increased to 52% in 1998 from 50% in 1997, primarily due to an increase in higher-margin service revenues for near-infrared-related products, as well as decreased European field service costs.

    Selling, general, and administrative expenses as a percentage of revenues increased slightly to 29% in the first nine months of 1998 from 28% in the first nine months of 1997, primarily due to a decrease in revenues. Research and development expenses remained relatively unchanged at $7.4 million in 1998 and $7.3 million in 1997.

    Interest income decreased to $1.2 million in the first nine months of 1998 from $1.5 million in the first nine months of 1997, primarily due to lower average invested balances as a result of the repayment of the Company's promissory note to Thermedics in March 1998. Interest expense, related party, of $0.3 million and $0.9 million in the first nine months of 1998 and 1997, respectively, relates to a promissory note issued to Thermedics and repaid in March 1998.

    The effective tax rate was 40% in the first nine months of 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $55.4 million at October 3, 1998, compared with $46.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $33.8 million at October 3, 1998, compared with $46.4 million at January 3, 1998.

    During the first nine months of 1998, $9.0 million of cash was provided by operating activities. During this period, $2.1 million of cash was provided by a decrease in accounts receivable due to lower revenues. This source of cash was offset by $2.3 million of cash used to reduce other current liabilities, including $1.3 million due to parent company and affiliated companies. In addition, cash of $1.2 million was used to fund an increase in inventories, primarily relating to purchases for the production of the EZ Flash, which began in May 1998.

    During the first nine months of 1998, the Company expended $1.8 million on purchases of property, plant, and equipment and expects to make capital expenditures of approximately $0.6 million during the remainder of 1998.

    In March 1998, the Company repaid its $21.2 million promissory note to Thermedics.

    Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make an acquisition, except as discussed in Note 4 to the consolidated financial statements, it expects that it would finance any acquisition through a combination of internal funds and/or short-term borrowings from Thermedics or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On July 20, 1998, the Company filed a Current Report on Form 8-K/A amending the Form 8-K filed on May 6, 1998, by providing the required financial information related to the Orion Research, Inc. acquisition.

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1998.

                                         THERMEDICS DETECTION INC.



                                         Paul F. Kelleher
                                         -----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         -----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                           Senior Vice President

                            THERMEDICS DETECTION INC.

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
------------------------------------------------------------------------------
27.1       Financial Data Schedule for the Quarter Ended October 3, 1998.

27.2 Financial Data Schedule for the Quarter Ended September 27, 1997 (restated for the acquisition of Orion Research, Inc.).