Form 10-K
period 1999-01-02
THERMEDICS DETECTION INC
filed 1999-03-16
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended January 2, 1999

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                       Commission file number 1-12745

                         THERMEDICS DETECTION INC.
           (Exact name of Registrant as specified in its charter)

Massachusetts                                                    04-3106698
(State or other jurisdiction of incorporation or
organization)                                    (I.R.S. Employer
Identification No.)

220 Mill Road
Chelmsford, Massachusetts                                        01824-4178
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchangeon which registered
Common Stock, $.10 par value                     American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $18,356,000.

As of January 29, 1999, the Registrant had 19,316,684 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1. Business

(a) General Development of Business

    The businesses of Thermedics Detection Inc. (the Company or the Registrant) operate in two segments: Detection Instruments and Laboratory Products. The Company's Detection Instruments segment develops, manufactures, and markets high-speed detection and measurement systems used for quality assurance and security applications. The Company's quality-assurance systems use ultratrace chemical detectors, high-speed gas chromatography, X-ray imaging, near-infrared spectroscopy, and other technologies to ensure the quality and safety of in-process and finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's security instruments use simultaneous trace particle- and vapor-detection techniques based on its proprietary chemiluminescence and high-speed gas chromatography technologies. Customers use the Company's security instruments to detect plastic and other explosives at airports and border crossings, for other high-security screening applications, and for forensics and search applications. Along with earning revenues from the sale of existing products, the Company performs contract research and development services for government and industry customers and earns service revenues through long-term contracts.

    Historically, principal product lines in the Company's Detection Instruments segment were quality-assurance and security systems, including ALEXUS(R) systems, which detect trace amounts of substances that would affect product quality in refillable plastic beverage containers, and EGIS(R) explosives detectors. The Company expanded its product lines to include near-infrared analyzers through its acquisition of Moisture Systems Corporation and Rutter & Co. B.V. (collectively, Moisture Systems) in January 1996. Also in 1996, the Company introduced its InScan(R) high-speed X-ray imaging system and Flash-GC(TM) high-speed gas chromatography system. In 1998, the Company introduced a new line of benchtop explosives detectors based on its EGIS technology. Additionally, in 1998, the Company introduced an offshoot of its Flash-GC technology, called EZ Flash(TM).

    In 1998, the Company acquired Orion Research, Inc., a leading manufacturer of electrochemistry products, from its parent company, Thermedics Inc. Orion constitutes the Laboratory Products segment. Orion's products determine the quality of a wide variety of items, including food, water, and pharmaceuticals, by measuring their pH, conductivity, dissolved oxygen, and specific ion concentration. Orion also offers titration products that make the same measurements, but in a more automated manner, and titration products that measure the moisture content of raw, in-process, and finished products. In addition, Orion manufactures on-line versions of its specific ion-measurement systems that are used to monitor water quality in the power, semiconductor, petrochemical, paper, pharmaceutical, and drinking water industries.

    The Company operated as a division of Thermedics until its incorporation as a Massachusetts corporation in December 1990. In connection with the Company's incorporation, Thermedics transferred to the Company its TEA Analyzer and certain other trace detection technologies in exchange for 10,000,000 shares of the Company's common stock. A publicly traded subsidiary of Thermo Electron, Thermedics develops, manufactures, and markets diverse product lines, including implantable heart-assist devices and other biomedical products, electronic-test instruments, and equipment that assures the quality of a wide variety of consumer products and bulk materials. As of January 2, 1999, Thermedics owned 16,185,945 shares of the Company's outstanding common stock, representing 84% of such stock outstanding. As of January 2, 1999, Thermedics is a 74%-owned subsidiary of Thermo Electron Corporation. As of January 2, 1999, Thermo Electron owned 882,450 shares of the Company's outstanding common stock, representing 5% of such stock outstanding. Thermo Electron and Thermedics may purchase shares of the Company's common stock from time to time in the open market, or in negotiated transactions. During 1998*, Thermedics purchased 161,500 shares of the Company's common stock for $1.6 million. During 1998, Thermo Electron purchased 882,450 shares of the Company's common stock for $8.2 million. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

    During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, Thermedics' majority interest in the Company would be transferred to Thermo Electron. The Company would then be taken private and become a wholly owned subsidiary of Thermo Electron. Shareholders of the Company would receive cash in exchange for their shares of common stock. The proposed transactions are subject to a number of conditions, as outlined in Note 10 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 8 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i) Principal Products and Services

Detection  Instruments

Quality-assurance Systems

    The Company designs, manufactures, and markets high-speed measurement, detection, and rejection equipment that uses ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, gas chromatography, and other technologies for product quality and productivity applications.

    ALEXUS. The Company's ALEXUS systems detect trace amounts of constituents that would affect product quality in refillable plastic containers of soft drinks, water, and other beverages. The Company's ALEXUS systems, introduced in 1992, have been installed on more than 300 bottling lines in more than 30 countries throughout the world, primarily in Europe and Latin America, by The Coca-Cola Company, Perrier, and other major beverage producers.

    During 1998, 1997, and 1996, the Company derived revenues of $11.1 million, $19.2 million, and $14.9 million, respectively, from ALEXUS systems.

    InScan. The Company's InScan system uses high-speed X-ray imaging technology to determine accurate fill volume, net volume, proper contents, and package integrity of containers for the beverage, food, and other industries. InScan uses a low-power X-ray to capture data. This data produces an instant, detailed image of each container. InScan's proprietary software then automatically compares the data to a predetermined profile used to generate mathematical algorithms to determine whether the container is acceptable. InScan incorporates a sophisticated, high-speed rejection system that automatically removes unacceptable containers from the line. The Company shipped its first InScan units in 1996. The Company's InScan systems are currently used by major beer and soft drink companies in the U.S. and overseas, including Miller, Molson, Coors, Guinness Brewing Company, and The Coca-Cola Company. The Company has also sold systems to the household products industry, the cosmetics industry, the personal-care products industry, and the food industry.

    Moisture Systems. The Company's Moisture Systems division, acquired in 1996, designs, manufactures, and markets equipment that uses near-infrared (NIR) spectroscopy to measure moisture and other product constituents, including fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a variety of products as they move along manufacturing lines. The Company's systems are used across the food, pharmaceutical, chemical, petrochemical, tobacco, forest products, paper converting, plastics, textiles, corrugating, and other industries. In 1997, the Company introduced the Quadra Beam 6600T, a system that combines an NIR sensor with a processor that displays ingredient information to offer customers a less expensive, easy-to-install, and space-saving on-line analyzer. In 1998, the Company introduced the Quadra Beam 6600L, an explosion-proof analyzer designed specifically for the on-line monitoring of volatile liquids and gases. Also in 1998, the Company launched its most powerful and cost-effective analyzer to date, SPECTRA-QUAD, which can measure continuously up to three constituents in products moving along product lines.

    During 1998, 1997, and 1996, the Company derived revenues of $12.2 million, $15.4 million, and $18.0 million, respectively, from Moisture Systems.

    Flash-GC Gas Chromatography Systems. The Company designs, manufactures, and markets high-speed gas chromatography systems that can analyze chemical samples at speeds 20 to 50 times faster than conventional gas chromatography. The Company currently markets its systems under the trade name Flash-GC for near on-line process and quality-control applications that require high-speed results. The Company is also targeting certain other segments of the conventional gas chromatography market in which access to high-speed analysis would be advantageous. The Flash-GC has applications in the food, flavors, fragrance, chemical, pharmaceutical, forensic, and automotive industries, as well as in medical and environmental laboratories. The Company is targeting only those sectors of the laboratory and process gas chromatography market that are expected to place a premium on near-instant analysis. In 1998, the Company introduced the EZ-Flash, which is an upgrade kit that can be added to virtually any conventional gas chromatograph to conduct chemical analyses up to 30 times faster. Environmental-analysis and chemical companies have been the primary buyers of this new product.

Security Instruments

    The Company designs, manufactures, and markets security instruments that use trace particle- and vapor-detection techniques for forensics and search and screening applications under the direction of police, border police, transportation authorities, and carriers.

    The Company's principal security instrument is the EGIS system, a highly sensitive particle- and vapor-detection system for screening people, baggage, packages, freight, and electronic equipment such as personal computers for the presence of a wide range of explosives, including plastic explosives that have proven difficult to detect using conventional methods. The EGIS system is designed for stand-alone use in the detection of explosives in carry-on items and on personnel, and can be used in conjunction with enhanced X-ray and other advanced imaging systems to provide a comprehensive explosives-detection system for checked luggage. The Company also has developed SecurScan(TM), a walk-through explosives detector.

    The Company believes that EGIS system is the most accurate and most sensitive high-speed trace explosives-detection system available today. EGIS employs the same high-speed gas chromatography technology used in the Flash-GC, combined with chemiluminescent detection techniques to detect ultratrace quantities of certain explosives and taggants, and to indicate the concentration and type of explosive detected. Because EGIS' chemiluminescent detector responds only to compounds of certain structures in the sample, rather than to the thousands of compounds that may be contained in the sample, EGIS is more selective than competing trace-detection systems, with fewer false-positive readings. A processor in EGIS compares the chemical profile of the sample to the known profiles of various explosives, including TNT, nitroglycerin, PETN, Semtex, and C-4. Within seconds of the introduction of the sample into EGIS, the system determines whether explosives are present, and, if so, identifies the type and amount.

    Initially developed with internal funds and contract funding from the U.S. Federal Aviation Administration (FAA) and the U.S. Department of State, more than 275 EGIS units have been deployed to date. The EGIS system is currently operational in 26 countries and is in use for carry-on and checked-luggage screening at more than 50 international airports. EGIS is also used in government buildings and embassies, and at border crossings and other locations where there is a high degree of concern for security. The EGIS system has assisted in identifying explosives used in terrorist bombings, including those in the Federal Building in Oklahoma City and the World Trade Center in New York, as well as in Israel, Buenos Aires, and the United Kingdom. In March 1996, the Company supplied the U.S. government with eight EGIS systems to provide counter-terrorism support in Israel. The Bureau of Alcohol, Tobacco, and Firearms and the Federal Bureau of Investigation used EGIS systems in their attempt to identify the cause of the crash of TWA Flight 800.

    During 1998, 1997, and 1996, the Company derived revenues of $8.3 million, $10.3 million, and $7.1 million, respectively, from EGIS systems.

Laboratory Products

Electrochemistry Products

    Through its Orion Research subsidiary, the Company manufactures a wide range of electrochemistry products that determine the quality of many substances by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity. These products include electrodes, which detect and communicate measurements to meters, also supplied by Orion, which display the measurement information in a convenient and useful format. Orion also provides a host of reagents and standards. These products are used in the food, beverage, pharmaceutical, chemical, environmental analysis, drinking water, wastewater treatment, agricultural, biomedical research, and many other industries.

Titration Products

    Orion's titration products are also used to measure pH, specific ion concentration, conductivity, and dissolved oxygen, but in a more automated manner, as well as to measure the moisture content of raw, in-process, or finished products.

    Orion designs, manufactures and markets automated potentiometric and Karl Fischer volumetric and coulometric titrators for a variety of industries. The target markets include the food and beverage, petrochemical, pharmaceutical, chemical, water and wastewater, and paper industries. Orion titration systems are designed specifically to analyze samples in either quality control or research environments.

    Orion's potentiometric titrators have been used in a wide range of applications such as determining the amount of Vitamin C in beverages, hardness in water, fluoride in toothpaste, surfactants in shampoos, and total acid number in petrochemicals. Orion's Karl Fischer Titrators analyze moisture levels from the parts-per-million to percentage range. Orion's most innovative titration instrument is the Model TURBO2(R) with its built-in high-speed blender that homogenizes whole samples in a moisture-free environment.

Process Products

    Included in process products is a complete family of on-line water analyzers designed to monitor concentrations of various chemicals and contaminants. Targeted markets include the power, semiconductor, petrochemical, and paper industries.

    Orion's 1700 series on-line analyzers measure chlorine and fluoride in wastewater, while the 1800 series measures specific ions and dissolved oxygen analysis in pure and potable water.

    Orion's on-line water analyzers are used in the power industry, in order to read low levels of residual salts, ions, and dissolved oxygen in the ultrapure water used in the steam cycle. Lower detection levels and extended government regulations have made on-line measurements increasingly important.

    (ii) and (xi) New Products; Research and Development

Detection Instruments

    The Company maintains active programs for the development and introduction of new products and improvements to existing products. The Company also seeks to develop new applications for its existing products and technology. In 1998, the Company evolved the InScan system into three distinct products. The InScan 100 Fill Level/Net Content System assures the proper fill level and net content of containers. The InScan 200 Foreign Material Detection System detects metal, stones, glass, and other objects in packages. The InScan 300 Package Integrity Analysis System provides package integrity information for small packages, including verifying the presence and location of various components in packages. The Company also made progress in creating a wider and higher tunnel for all of its InScan systems, which will allow larger containers to be examined.

    In addition, the Company has been exploring a number of improvements to its security product line. In 1998, the Company introduced a new family of benchtop explosives detectors - the EGIS II, the more sensitive EGIS III, and EGIS IV, the Company's most sensitive explosives detector to date. With this family of products, the Company believes it can better meet various customers' analytical needs as well as budget. The Company also is working to extend the capabilities of its SecurScan to not only detect traces of explosives, but also illicit drugs and metal-based weapons. In addition, the Company plans to broaden its product line to include a chemical and biological warfare detection system.

Laboratory Products

    Innovative new Orion laboratory products for 1999 include the SensorLink(R) system for dissolved oxygen and WineMaster(TM) Analysis System. SensorLink records dissolved oxygen measurements directly into custom computer software. WineMaster incorporates special chemical testing for the wine industry into turnkey measurements. Two process product introductions for on-line pH and on-line silica monitors will allow unattended continuous measurement of these critical parameters in ultrapure and other waters used in industrial facilities.

    Company-funded research and development expenses were $9.6 million in 1998 and 1997, and $8.1 million in 1996. Contract research and development revenues were $3.0 million, $1.4 million, and $1.8 million in 1998, 1997, and 1996, respectively.

    (iii) Raw Materials

    Supplies purchased by the Company are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

    (iv) Patents, Licenses, and Trademarks

    The Company's policy is to protect its intellectual property rights by appropriate means, including applying for patents. The Company also enters into licensing agreements with other companies in which it grants or receives rights to specific patents and technical know-how. The Company owns 34 U.S. patents, and has filed applications for five additional United States patents. The Company's U.S. patents, more than 60% of which were issued after 1990, have expiration dates ranging from 1999 through 2015. The Company also owns corresponding patents, or has filed corresponding applications, in a number of jurisdictions throughout the world. In addition, the Company has an exclusive, perpetual, royalty-free license under ten patents covering the use of near-infrared and very near-infrared emitting diodes for on-line spectral measurements. The Company owns several patents covering certain aspects of its chemiluminescent analysis technology and high-speed gas chromatography technology. The Company believes that these patents provide the Company with competitive advantages in the markets for certain of its products. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

    (v)  Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi) Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii) Dependency on a Single Customer

    Sales to The Coca-Cola Company, included in the Detection Instruments segment, accounted for 7%, 26%, and 24% of the Company's total revenues in 1998, 1997, and 1996, respectively. Sales to Fisher Scientific and VWR Scientific, both included in the Laboratory Products segment, each accounted for 10% of total revenues in 1998.

    (viii) Backlog

      The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                1998      1997
---------------------------------------------------------- -------- ---------

Detection Instruments                                       $4,494   $ 6,922
Laboratory Products                                          1,571     2,452
                                                            ------   -------

                                                            $6,065   $ 9,374
                                                            ======   =======

    Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 2, 1999, will be shipped or completed during the next twelve months. The decrease in the backlog for Detection Instruments primarily resulted from the completion of an order for security systems in 1998. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

    (ix) Government Contracts

    The Company's security instruments are subject to regulation by the FAA, corresponding foreign governmental authorities, The International Civil Aviation Organization, and the United Nations organization which are responsible for establishing standard practices for the aviation industry on a worldwide basis.

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

Detection Instruments

Quality-assurance Systems

    The Company's quality assurance systems compete with detection systems manufactured by numerous companies. The Company believes, however, that these companies are generally focused on particular niches in the process detection systems market, only in some of which the Company competes. The ALEXUS system encounters competition throughout the world, but primarily in the German-speaking areas of Europe, with products offered by Walter Grassle GmbH of Germany and Sudtronics S.A. of Switzerland. InScan competes with gamma-based beverage fill-height detectors offered by a number of companies, including Industrial Dynamics Company, based in California, and Heuft Systemtechnik GmbH, based in Germany. ALEXUS systems are also sold through Krones GmbH, a large German turnkey plant contractor for new bottling lines. Competition in the moisture-detection market is highly fragmented. The Company's principal competitor in this market is Infrared Engineering Limited, based in England. The Company sells and services both its InScan and moisture systems equipment through a mix of direct sales, manufacturers' representatives, and original equipment manufacturer relationships around the world. The Company also operates factory service centers for these products. The Flash-GC and EZ Flash systems are new technologies competing in the developing high-speed gas chromatography market segment. The Company's Flash-GC and EZ Flash compete principally against high-speed gas chromatographs offered by ChromFast, based in Michigan. The Company's gas chromatography systems are sold through a direct sales and services organization. The Company is currently attempting to recruit additional direct sales representatives for certain regions of the United States.

    Competition in the markets for each of the Company's quality-assurance systems is based primarily on performance, durability, service and, to a lesser extent, price. The Company believes that its systems' performance and speed, as well as the Company's reputation for developing superior new technologies and for the innovative application of existing technologies to a variety of high-speed production environments and product quality assurance problems, are competitive advantages.

Security Instruments

    In the security instrument market, the Company competes with a small number of companies, including other makers of chemical trace detection instruments, and, to a lesser degree, makers of enhanced X-ray detectors. Competition in this market is based primarily on performance, including speed, accuracy, and the range of explosives that can be detected; ease of use; service; and price. The Company's principal competitor in the trace detection market is Barringer Technologies Inc., a Canadian firm that has placed several trace detectors in airport applications.

    The Company's security instruments are sold to a few key decision-makers around the world, primarily government agencies or private companies fulfilling government regulations. Accordingly, sales are made by a small, specialized direct sales force, supported by a broader service organization, from offices shared with ALEXUS sales and service organizations.

Laboratory Products

    The Company's Laboratory Products segment competes with several international companies. The Company competes on the basis of performance, service, technology, and price. Competitors include Corning, Fisher Scientific, Mettler-Toledo, and Beckman Coulter. The two major titration competitors are Metrohm, distributed by Brinkmann in the United States, and Mettler Toledo. Other competitors of titration products are Radiometer, Kyoto, ManTech, and Denver Instruments. Ninety-five percent of the process market is the power industry where Orion competes with manufacturers such as Hach, Waltron, and Swan. Other competitors of process products are Foxboro, Polymetron, and Honeywell.

    (xii) Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii) Number of Employees

    As of January 2, 1999, the Company had approximately 520 full-time employees.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 8 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     James Barbookles      50  Chief Executive Officer and President (1997)
     Theo Melas-Kyriazi    39  Chief Financial Officer (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1990)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until his earlier resignation, death, or removal. Mr. Barbookles has been President and Chief Executive Officer of the Company since November 1997. Mr. Barbookles joined Orion in 1989 as Vice President of Research, Development, and Engineering and was promoted to President and Chief Operating Officer in 1993. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Kelleher has held comparable positions for at least five years with Thermedics or Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such portions of their time to the Company's affairs as the Company's needs reasonably require.

Item 2.    Properties

Detection Instruments

    The Detection Instruments segment operates from one principal facility, an 85,000-square foot office, research and development, and manufacturing facility in Chelmsford, Massachusetts, occupied under a lease expiring in 2006, subject to one five-year renewal option at the election of the Company. The Detection Instruments segment also leases approximately 10,000 square feet in Enschede, Holland, occupied under a lease expiring in 2000. In addition, the Detection Instruments segment leases approximately 8,400 square feet of office space throughout the world for its sales and service operations under leases expiring at various dates until 2000.

Laboratory Products

    The Laboratory Products segment operates primarily from a 115,000-square foot office, research and development, and manufacturing facility in Beverly, Massachusetts, occupied under a lease expiring in 2005. In addition, the Laboratory Products segment leases approximately 12,000 square feet of office and manufacturing space in Mexico under a lease expiring in June 1999, and owns a storage facility in Scotland.

    The Company believes that these facilities are adequate for its present operations. The Company believes suitable alternate space is available for lease on acceptable terms in the event the Company does not renew leases expiring in the near future.

Item 3.  Legal Proceedings

    Not applicable.

Item 4.  Submission of Matters to a Vote of the Security Holders

    Not applicable.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                  PART III
Item 10. Directors and Executive Officers of the Registrant

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

                                  PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d) Financial Statements and Schedules

    (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

    (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Reports of Independent Public Accountants

    Financial Statement Schedule filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K dated December 10, 1998, the purpose of which was to provide an update to a proposed corporate reorganization by Thermo Electron involving certain of Thermo Electron's subsidiaries, including the Company.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 1999               THERMEDICS DETECTION INC.


                                    By: /s/ James Barbookles
                                        James Barbookles
                                        President and Chief Executive
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 1999.

Signature                           Title


By: /s/ James Barbookles            President, Chief Executive Officer,
    James Barbookles                 and Director


By: /s/ Theo Melas-Kyriazi          Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ Morton Collins              Director
    Morton Collins


By: /s/ John T. Keiser              Chairman of the Board and Director
    John T. Keiser


By: /s/ Matthew C. Weisman          Director
    Matthew C. Weisman

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermedics Detection Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Detection Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 11, 1999


SCHEDULE II

                            THERMEDICS DETECTION INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


Description
                                    Balance at
                                     Beginning   Provision   Accounts                              Balance
                                            of  Charged to    Account      Written                  at End
                                          Year     Expense  Recovered          Off    Other (a)    of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999              $1,127      $  301      $    1      $ (395)     $  115      $1,149

Year Ended January 3, 1998              $1,455      $  200      $    8      $ (530)     $   (6)     $1,127

Year Ended December 28, 1996            $  828      $  642      $  203      $ (340)     $  122      $1,455


Description                                Balance at   Established     Activity    Other (c)     Balance
                                            Beginning    as Cost of   Charged to                   at End
                                                   of  Acquisitions      Reserve                  of Year
                                                 Year
----------------------------------------- ------------ ------------- ------------ ----------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                     $    -       $     -       $    -       $           $    -

Year Ended January 3, 1998                     $  580       $     -       $ (476)      $(104)      $    -

Year Ended December 28, 1996                   $  691       $   545       $ (620)      $ (36)      $  580

(a) Includes allowances of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reduction of cost in excess of net assets of acquired companies for accrued acquisition expenses no longer necessary after finalization of restructuring plan.

                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

  2.3 Agreement and Plan of Reorganization dated as of May 6, 1998, by and among the Registrant, Orion Acquisition Inc., Thermedics Inc., and Orion Research, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request (incorporated by reference herein from Exhibit 2.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 1998 [File No. 1-12745]).

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

 10.3* Tax Allocation Agreement dated as of March 20, 1996, between Thermedics Inc. and the Registrant.

 10.4* Master Repurchase Agreement dated as of March 20, 1996, between Thermo Electron and the Registrant.

 10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 10, 1997, between Thermo Electron and the Registrant (incorporated by reference herein from Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-12745]).

 10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 10, 1997, between Thermedics and the Registrant (incorporated by reference herein from Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-12745]).

Exhibit
Number     Description of Exhibit

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

 10.9* $21.2 Million Principal Amount Promissory Note due March 1998, issued by the Registrant to Thermedics.

 10.10*    Form of Indemnification Agreement for Officers and Directors.

 10.11* Stock Purchase Agreement dated as of March 25, 1996, between David H. Fine and the Registrant.

 10.12 Stock Holdings Assistance Plan and Form of Promissory Note (incorporated by reference herein from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-12745]).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule for the year ended January 2, 1999.

 27.1 FinancialData Schedule for the year ended January 3, 1998 (restated for the acquisition of Orion Research, Inc.).

 27.2 FinancialData Schedule for the year ended December 28, 1996 (restated for the acquisition of Orion Research, Inc.).


Each exhibit above that is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-31987].