Form 10-Q
period 1999-04-03
THERMEDICS DETECTION INC
filed 1999-05-07
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-12745

                            THERMEDICS DETECTION INC.
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                   04-3106698
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

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

            Class                              Outstanding at April 30, 1999
  Common Stock, $.10 par value                     13,355,459 Actual
                                                   19,316,684 Pro Forma


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $25,993 and $24,682 under                        $ 36,006    $32,906
   repurchase agreement with affiliated company)
 Accounts receivable, less allowances of $1,332 and $1,149                              16,110     15,949
 Unbilled contract costs and fees                                                        1,395      1,705
 Inventories:
   Raw materials and supplies                                                            9,865      9,763
   Work in process                                                                       1,132      1,362
   Finished goods                                                                        5,352      6,042
 Prepaid and refundable income taxes                                                     2,899      2,884
 Prepaid expenses                                                                        1,176      1,496
                                                                                      --------   --------

                                                                                        73,935     72,107
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 12,472     12,505
 Less:  Accumulated depreciation and amortization                                        7,648      7,567
                                                                                      --------   --------

                                                                                         4,824      4,938
                                                                                      --------   --------

Other Assets                                                                               779        804
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                      53,920     54,657
                                                                                      --------   --------

                                                                                      $133,458   $132,506
                                                                                      ========   ========



                            THERMEDICS DETECTION INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                     $  3,071    $ 3,719
 Accrued payroll and employee benefits                                                   2,855      3,412
 Accrued installation and warranty expenses                                              1,063      1,075
 Deferred revenue                                                                        1,248        972
 Accrued income taxes                                                                    1,001          -
   Accrued commissions                                                                     757        787
 Other accrued expenses                                                                  3,910      4,185
 Due to parent company and affiliated companies                                            383        336
                                                                                      --------   --------

                                                                                        14,288     14,486
                                                                                      --------   --------

Long-term Obligation                                                                       127        127
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized; 19,316,684                  1,932      1,932
   pro forma shares issued and outstanding
 Capital in excess of par value                                                         95,022     95,022
 Retained earnings                                                                      23,709     21,877
 Accumulated other comprehensive items (Note 2)                                         (1,620)      (938)
                                                                                      --------   --------

                                                                                       119,043    117,893
                                                                                      --------   --------

                                                                                      $133,458   $132,506
                                                                                      ========   ========


















The accompanying notes are an integral part of these consolidated financial statements.

                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Product revenues                                                                      $16,474    $19,451
 Service revenues                                                                        3,938      4,256
                                                                                       -------    -------

                                                                                        20,412     23,707
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of product revenues                                                                6,112      9,010
 Cost of service revenues                                                                2,483      1,989
 Selling, general, and administrative expenses                                           6,703      6,952
 Research and development expenses                                                       2,446      2,687
                                                                                       -------     ------

                                                                                        17,744     20,638
                                                                                       -------    -------

Operating Income                                                                         2,668      3,069

Interest Income                                                                            357        591
Interest Expense, Related Party                                                              -       (303)
Other Income (Expense), Net                                                                (21)         4
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 3,004      3,361
Provision for Income Taxes                                                               1,172      1,311
                                                                                       -------     ------

Net Income                                                                             $ 1,832     $2,050
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .09     $  .11
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  19,317     19,317
                                                                                       =======     ======

 Diluted                                                                                19,338     19,326
                                                                                       =======     ======













The accompanying notes are an integral part of these consolidated financial statements.



                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  1,832    $ 2,050
 Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         833        813
     Provision for losses on accounts receivable                                           193         49
     Other noncash expenses                                                                375        339
     Changes in current accounts:
       Accounts receivable                                                                (493)     2,347
       Unbilled contract costs and fees                                                    310        (59)
       Inventories                                                                         483     (1,283)
       Other current assets                                                                133        230
       Accounts payable                                                                   (663)       667
       Other current liabilities                                                           348     (2,835)
                                                                                      --------    -------

        Net cash provided by operating activities                                        3,351      2,318
                                                                                      --------    -------

Investing Activities:
 Purchases of property, plant, and equipment                                              (315)      (578)
 Proceeds from sale of property, plant, and equipment                                       13        122
 Other                                                                                      (3)        (3)
                                                                                      --------    -------

        Net cash used in investing activities                                             (305)      (459)
                                                                                      --------    -------

Financing Activities:
 Payment of promissory note to parent company                                                -    (21,200)
 Orion transfers from Thermedics                                                             -      1,026
                                                                                      --------    -------

        Net cash used in financing activities                                                -    (20,174)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                                54         28
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                         3,100    (18,287)
Cash and Cash Equivalents at Beginning of Period                                        32,906     46,352
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 36,006    $28,065
                                                                                      ========    =======









The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company's comprehensive income totaled
$1,150,000 and $1,881,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                     Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 1,832     $2,050
                                                                                       -------     ------

Weighted Average Shares                                                                 13,356     13,356
Shares Issuable in Connection With the Acquisition of Orion Research, Inc.               5,961      5,961
                                                                                       -------     ------

Pro Forma Weighted Average Shares                                                       19,317     19,317
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .09     $  .11
                                                                                       =======     ======

Diluted
Net Income                                                                             $ 1,832     $2,050
                                                                                       -------     ------

Pro Forma Basic Weighted Average Shares                                                 19,317     19,317
Effect of Stock Options                                                                     21          9
                                                                                       -------     ------

Pro Forma Weighted Average Shares                                                       19,338     19,326
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .09     $  .11
                                                                                       =======     ======


3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 1,089,271 of such options outstanding, with exercise prices ranging from $7.56 to $12.46 per share.

      Because the Company and Orion Research, Inc., acquired by the Company from Thermedics Inc. in April 1998, were deemed for accounting purposes to be under control of their common majority owner, Thermedics, the acquisition was accounted for at historical cost in a manner similar to a pooling of interests.
Accordingly, all historical financial information was restated to include the acquisition of Orion Research. On January 11, 1999, the shareholders of the Company approved the issuance of the 5,961,225 shares of the Company's common stock in connection with the acquisition and the shares will be issued to Thermedics after the listing on the American Stock Exchange of such shares. The shares have been treated as outstanding for all periods presented for purposes of computing earnings per share.

4.    Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Detection Instruments                                                                 $ 7,942    $10,143
 Laboratory Products                                                                    12,470     13,564
                                                                                       -------    -------

                                                                                       $20,412    $23,707
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 Detection Instruments                                                                 $   844     $   86
 Laboratory Products                                                                     2,036      3,084
 Corporate (a)                                                                            (212)      (101)
                                                                                       -------    -------

 Total operating income                                                                  2,668      3,069
 Interest and other income, net                                                            336        292
                                                                                       -------    -------

                                                                                       $ 3,004     $3,361
                                                                                       =======    =======

(a)  Primarily general and administrative expenses.

5.    Proposed Reorganization

      During 1998, Thermo Electron Corporation announced a proposed reorganization, involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that Thermedics' equity interest in the Company may be transferred to Thermo Electron in exchange for shares of Thermedics common stock. Subsequently, the Company would be taken private and become a wholly owned subsidiary of Thermo Electron.
Shareholders of the Company would receive cash in exchange for their shares of the Company's common stock. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios;
confirmation of anticipated tax consequences; the approval of the Board of Directors of the Company, Thermedics, and Thermo Electron, including the independent directors of the Company and Thermedics; the negotiation and execution of definitive agreements; the receipt of fairness opinions from investment banking firms on certain financial aspects of the transactions; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" included in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

Overview

      The Company is comprised of businesses that operate in two segments:
Detection Instruments and Laboratory Products. The Company's Detection
Instruments segment designs, manufactures, and markets ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, high-speed gas chromatography, and other technologies for quality assurance of in-process or finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's
ALEXUS(R) systems detect trace amounts of substances that would affect product quality in refillable beverage containers. The Company's InScan(R) systems use high-speed X-ray imaging to determine accurate fill volume, net volume, package integrity, and other quality measures for a variety of products in cans, bottles, boxes, and other containers. The Company's Flash-GC(TM) and EZ
Flash(TM) systems are designed to help customers conduct chemical analyses substantially faster than if they used conventional gas chromatography equipment. In addition, the Company's near-infrared analyzers measure moisture and other product constituents, such as fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a broad range of products as they move along manufacturing lines.

      The Company's Detection Instruments segment also makes explosives-detection equipment that uses simultaneous trace particle- and vapor-detection techniques based on its proprietary chemiluminescence and high-speed gas chromatography technologies. Customers use these explosives-detection systems to detect plastic and other explosives at airports and border crossings, for other high-security screening applications, and for forensic and search applications. The Company's Detection Instruments segment also performs contract research and development services for government and industry customers and earns service revenues through long-term contracts.

      The Company's Laboratory Products segment designs, manufactures, and markets electrochemistry and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food, beverage, chemical, pharmaceutical, and biomedical research industries. Through the Company's Orion
Research, Inc. subsidiary, the Laboratory Products segment is a worldwide leading manufacturer of electrochemistry products that determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues decreased to $20.4 million in the first quarter of 1999 from $23.7 million in the first quarter of 1998, primarily due to a decrease in revenues in the Detection Instruments segment. Revenues in the Detection
Instruments segment decreased to $7.9 million in 1999 from $10.1 million in 1998, due in part to a $1.5 million decline in revenues from EGIS explosives-detection systems and related services, primarily due to lower shipments of security systems. During 1998, the Company completed shipments under a contract to provide security systems to the Federal Aviation
Administration (FAA). Revenues under the contract totaled $1.1 million during the first quarter of 1998. In addition, revenues from industrial process instruments declined $0.6 million, primarily due to lower revenues from ALEXUS and near-infrared analyzers, offset in part by an increase in InScan product sales and contract revenues.



First Quarter 1999 Compared With First Quarter 1998 (continued)

      Revenues from the Laboratory Products segment decreased to $12.5 million in the first quarter of 1999 from $13.6 million in the first quarter of 1998, primarily due to lower worldwide demand for titration and electrochemistry products.

      The Company's total backlog decreased to $3.8 million at April 3, 1999, from $6.1 million at January 2, 1999, primarily due to lower demand.

      The gross profit margin increased to 58% in the first quarter of 1999 from 54% in the first quarter of 1998. The increase was due to an increase in gross profit margin in the Detection Instruments segment due to a shift in sales mix to higher-margin products, including products introduced after the first quarter of 1998.

      Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the first quarter of 1999 from 29% in the first quarter of 1998, primarily due to a decrease in revenues at both the Detection Instruments and Laboratory Products segments. Selling, general, and administrative expenses decreased to $6.7 million in the first quarter of 1999 from $7.0 million in the first quarter of 1998, primarily due to a reduction in selling expenses at the Detection Instruments segment's Moisture Systems subsidiary in an effort to reduce costs. The combination of higher gross profit margins and lower selling, general, and administrative expenses resulted in improved profitability in 1999 in the Detection Instruments segment (Note 4).

      Research and development expenses decreased to $2.4 million in the first quarter of 1999 from $2.7 million during the first quarter of 1998, primarily as a result of efforts to reduce costs and focus on the development of near-term commercially viable products.

      Interest income decreased to $0.4 million in the first quarter of 1999 from $0.6 million in the first quarter of 1998, primarily due to lower average invested balances as a result of the repayment of the Company's promissory note to Thermedics in March 1998. Interest expense, related party, of $0.3 million in the first quarter of 1998 relates to a $21.2 million promissory note to Thermedics.

      The effective tax rate was 39% in the first quarter of 1999 and 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $59.6 million at April 3, 1999, compared with $57.6 million at January 2, 1999. Included in working capital are cash and cash equivalents of $36.0 million at April 3, 1999, compared with $32.9 million at January 2, 1999.

      During the first quarter of 1999, $3.4 million of cash was provided by operating activities. Cash provided by the Company's operations and a $0.5 million decrease in inventories due to lower purchases in response to reduced demand for Company products was offset in part by $0.7 million of cash used to reduce accounts payable, primarily due to the timing of payments.

      During the first quarter of 1999, the Company's investing activities included the expenditure of $0.3 million for purchases of property, plant, and equipment. The Company expects to spend $1.7 million on capital additions in the remainder of 1999.


Liquidity and Capital Resources (continued)

      The Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo
Electron, although it has no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 85% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by July 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company has tested its older products for year 2000 compliance, and believes that all of its material older products are year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has substantially completed its assessment of third party risk, and has determined the impact on the Company of any third-party risk on the part of its suppliers and vendors to be minimal.


Year 2000 (continued)

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $500,000 as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $700,000. All of the external costs incurred as of April 3, 1999, were spent on testing and upgrading information technology systems. The
Company's year 2000 costs have been funded from working capital. All internal costs and related external costs other than capital additions related to year
2000 remediation have been and will continue to be expensed as incurred. The
Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      The Company is not currently able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key vendors or suppliers may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from year-end 1998.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      On January 11, 1999, at a Special Meeting of Shareholders, the shareholders of the Company approved a proposal to list on the American Stock
Exchange, Inc., 5,961,225 shares of the common stock of the Company, $.10 par value per share, to be issued in connection with the acquisition by the Company of Orion Research, Inc. from Thermedics as follows: 11,427,098 shares were voted in favor of the proposal, 17,166 shares were voted against, and 9,268 shares abstained. No broker nonvotes were recorded on the proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1999.

                                       THERMEDICS DETECTION INC.



                                       /s/ Paul F. Kelleher
                                       --------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       /s/ Theo Melas-Kyriazi
                                       --------------------------
                                       Theo Melas-Kyriazi
                                       Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.