Form 10-Q
period 1999-07-03
THERMEDICS DETECTION INC
filed 1999-08-06
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                   FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

          Class                            Outstanding at July 30, 1999
  Common Stock, $.10 par value                    13,355,459 Actual
                                                  19,316,384 Pro Forma


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMEDICS DETECTION INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3,  January 2,
(In thousands)                                                                            1999        1999
------------------------------------------------------------------------------------ ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $24,682 under repurchase agreement                $ 9,995    $ 32,906
   with affiliated company in 1998)
 Advance to affiliate (Note 6)                                                          27,565           -
 Accounts receivable, less allowances of $1,350 and $1,149                              15,765      15,949
 Unbilled contract costs and fees                                                        1,661       1,705
 Inventories:
   Raw materials and supplies                                                            8,886       9,763
   Work in process                                                                       1,933       1,362
   Finished goods                                                                        5,754       6,042
 Prepaid and refundable income taxes                                                     2,965       2,884
 Prepaid expenses                                                                        1,078       1,496
                                                                                      --------    --------

                                                                                        75,602      72,107
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost                                                 12,549      12,505
 Less:  Accumulated depreciation and amortization                                        7,715       7,567
                                                                                      --------    --------

                                                                                         4,834       4,938
                                                                                      --------    --------

Other Assets                                                                               774         804
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies                                      53,356      54,657
                                                                                      --------    --------

                                                                                      $134,566    $132,506
                                                                                      ========    ========



                            THERMEDICS DETECTION INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  January 2,
(In thousands except share amounts)                                                       1999        1999
------------------------------------------------------------------------------------ ---------- ----------

Current Liabilities:
 Accounts payable                                                                      $ 3,316    $  3,719
 Accrued payroll and employee benefits                                                   2,726       3,412
 Accrued installation and warranty expenses                                              1,046       1,075
 Deferred revenue                                                                        1,267         972
 Accrued income taxes                                                                    1,363           -
   Accrued commissions                                                                     845         787
 Other accrued expenses                                                                  3,556       4,185
 Due to parent company and affiliated companies                                            444         336
                                                                                      --------    --------

                                                                                        14,563      14,486
                                                                                      --------    --------

Long-term Obligation                                                                       122         127
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized; 19,316,684                  1,932       1,932
   pro forma shares issued and outstanding
 Capital in excess of par value                                                         95,022      95,022
 Retained earnings                                                                      25,176      21,877
 Accumulated other comprehensive items (Note 2)                                         (2,249)       (938)
                                                                                      --------    --------

                                                                                       119,881     117,893
                                                                                      --------    --------

                                                                                      $134,566    $132,506
                                                                                      ========    ========



















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999       1998
------------------------------------------------------------------------------------ ---------- ----------

Revenues:
 Product revenues                                                                      $14,787     $19,915
 Service revenues                                                                        3,400       4,042
                                                                                       -------     -------

                                                                                        18,187      23,957
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of product revenues                                                                6,638       8,603
 Cost of service revenues                                                                1,588       2,137
 Selling, general, and administrative expenses                                           5,913       7,405
 Research and development expenses                                                       1,970       2,378
                                                                                       -------     -------

                                                                                        16,109      20,523
                                                                                       -------     -------

Operating Income                                                                         2,078       3,434

Interest Income                                                                            323         287
Other Income, Net                                                                            3           1
                                                                                       -------     -------

Income Before Provision for Income Taxes                                                 2,404       3,722
Provision for Income Taxes                                                                 937       1,487
                                                                                       -------     -------

Net Income                                                                             $ 1,467     $ 2,235
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .08     $   .12
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  19,317      19,317
                                                                                       =======     =======

 Diluted                                                                                19,361      19,317
                                                                                       =======     =======














The accompanying notes are an integral part of these consolidated financial statements.



                            THERMEDICS DETECTION INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999        1998
------------------------------------------------------------------------------------ ---------- ----------

Revenues:
 Product revenues                                                                      $31,261     $39,366
 Service revenues                                                                        7,338       8,298
                                                                                       -------     -------

                                                                                        38,599      47,664
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of product revenues                                                               12,750      17,613
 Cost of service revenues                                                                4,071       4,126
 Selling, general, and administrative expenses                                          12,616      14,357
 Research and development expenses                                                       4,416       5,065
                                                                                       -------     -------

                                                                                        33,853      41,161
                                                                                       -------     -------

Operating Income                                                                         4,746       6,503

Interest Income                                                                            680         878
Interest Expense, Related Party                                                              -        (303)
Other Income (Expense), Net                                                                (18)          5
                                                                                       -------     -------

Income Before Provision for Income Taxes                                                 5,408       7,083
Provision for Income Taxes                                                               2,109       2,798
                                                                                       -------     -------

Net Income                                                                             $ 3,299     $ 4,285
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .17     $   .22
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  19,317      19,317
                                                                                       =======     =======

 Diluted                                                                                19,350      19,321
                                                                                       =======     =======













The accompanying notes are an integral part of these consolidated financial statements.



                            THERMEDICS DETECTION INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999        1998
------------------------------------------------------------------------------------ ---------- ----------

Operating Activities:
 Net income                                                                            $ 3,299    $  4,285
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,620       1,641
   Provision for losses on accounts receivable                                             244         150
   Other noncash expenses                                                                  554         768
   Changes in current accounts:
     Accounts receivable                                                                  (322)      1,232
     Unbilled contract costs and fees                                                       57        (453)
     Inventories                                                                           (57)     (1,596)
     Other current assets                                                                  245          94
     Accounts payable                                                                     (427)        347
     Other current liabilities                                                             538      (1,957)
                                                                                       -------    --------

       Net cash provided by operating activities                                         5,751       4,511
                                                                                       -------    --------

Investing Activities:
 Advances to affiliate, net (Note 6)                                                   (27,565)          -
 Purchases of property, plant, and equipment                                              (932)     (1,148)
 Proceeds from sale of property, plant, and equipment                                      203          99
 Other                                                                                      (5)          -
                                                                                       -------    --------

       Net cash used in investing activities                                           (28,299)     (1,049)
                                                                                       -------    --------

Financing Activities:
 Payment of promissory note to parent company                                                -     (21,200)
 Orion Research transfers from Thermedics                                                    -       1,026
                                                                                       -------    --------

       Net cash used in financing activities                                                 -     (20,174)
                                                                                       -------    --------

Exchange Rate Effect on Cash                                                              (363)         44
                                                                                       -------    --------

Decrease in Cash and Cash Equivalents                                                  (22,911)    (16,668)
Cash and Cash Equivalents at Beginning of Period                                        32,906      46,352
                                                                                       -------    --------

Cash and Cash Equivalents at End of Period                                             $ 9,995    $ 29,684
                                                                                       =======    ========








The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company's comprehensive income totaled
$839,000 and $2,404,000, respectively. During the first six months of 1999 and 1998, the Company's comprehensive income totaled $1,988,000 and $4,285,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                               Three Months Ended      Six Months Ended
                                                                July 3,    July 4,     July 3,     July 4,
(In thousands except per share amounts)                            1999       1998        1999        1998
------------------------------------------------------------ ----------- ---------- ----------- ----------

Basic
Net Income                                                      $ 1,467     $2,235     $ 3,299     $ 4,285
                                                                -------     ------     -------     -------

Weighted Average Shares                                          13,356     13,356      13,356      13,356
Shares Issuable in Connection With the Acquisition of             5,961      5,961       5,961       5,961
  Orion  Research, Inc.
                                                                -------     ------     -------     -------


Pro Forma Weighted Average Shares                                19,317     19,317      19,317      19,317
                                                                -------     ------     -------     -------

Basic Earnings per Share                                        $   .08     $  .12     $   .17     $   .22
                                                                =======     ======     =======     =======

Diluted
Net Income                                                      $ 1,467     $2,235     $ 3,299     $ 4,285
                                                                -------     ------     -------     -------

Pro Forma Basic Weighted Average Shares                          19,317     19,317      19,317      19,317
Effect of Stock Options                                              44          -          33           4
                                                                -------     ------     -------     -------

Pro Forma Weighted Average Shares                                19,361     19,317      19,350      19,321
                                                                -------     ------     -------     -------

Diluted Earnings per Share                                      $   .08     $  .12     $   .17     $   .22
                                                                =======     ======     =======     =======


3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 625,000 of such options outstanding, with exercise prices ranging from $9.55 to $11.99 per share.

      Because the Company and Orion Research, Inc., acquired by the Company from Thermedics Inc. in April 1998, were deemed for accounting purposes to be under control of their common majority owner, Thermedics, the acquisition of Orion
Research was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information was restated to include the acquisition of Orion Research. On January 11, 1999, the shareholders of the Company approved the issuance of the 5,961,225 shares of Company common stock issuable in connection with the acquisition and the shares will be issued to Thermedics after the listing of such shares on the American Stock Exchange.
The shares have been treated as outstanding for all periods presented for purposes of computing earnings per share.

4.    Business Segment Information

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Detection Instruments                                          $ 6,195     $10,755    $14,137     $20,898
 Laboratory Products                                             11,992      13,202     24,462      26,766
                                                                -------     -------    -------     -------

                                                                $18,187     $23,957    $38,599     $47,664
                                                                =======     =======    =======     =======

Income Before Provision for Income Taxes:
 Detection Instruments                                           $ (574)    $   796     $  270     $   882
 Laboratory Products                                              2,875       2,900      4,911       5,984
 Corporate (a)                                                     (223)       (262)      (435)       (363)
                                                                 ------     -------     ------     -------

 Total operating income                                           2,078       3,434      4,746       6,503
 Interest and other income, net                                     326         288        662         580
                                                                 ------     -------     ------     -------

                                                                 $2,404     $ 3,722     $5,408     $ 7,083
                                                                 ======     =======     ======     =======

(a)  Primarily general and administrative expenses.

5.    Proposed Reorganization

      During 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that Thermedics' equity interest in the Company may be transferred to Thermo Electron in exchange for shares of Thermedics common stock. Subsequently, the Company would be taken private and become a wholly owned subsidiary of Thermo Electron.
Shareholders of the Company would receive cash in exchange for their shares of the Company's common stock. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios;
confirmation of anticipated tax consequences; the approval of the Board of Directors of the Company, Thermedics, and Thermo Electron, including the independent directors of the Company and Thermedics; the negotiation and execution of definitive agreements; the receipt of fairness opinions from investment banking firms on certain financial aspects of the transactions; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.


6.     Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company is composed of businesses that operate in two segments:
Detection Instruments and Laboratory Products. The Company's Detection
Instruments segment designs, manufactures, and markets ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, high-speed gas chromatography, and other technologies for quality assurance of in-process or finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer-products industries. The Company's
ALEXUS(R) systems detect trace amounts of substances that would affect product quality in refillable beverage containers. The Company's InScan(R) systems use high-speed X-ray imaging to determine accurate fill volume, net volume, package integrity, and other quality measures for a variety of products in cans, bottles, boxes, and other containers. The Company's Flash-GC(TM) and EZ
Flash(TM) systems are designed to help customers conduct chemical analyses substantially faster than if they used conventional gas chromatography equipment. In addition, the Company's near-infrared analyzers measure moisture and other product constituents, such as fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a broad range of products as they move along manufacturing lines.

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

      The Company's Laboratory Products segment designs, manufactures, and markets electrochemistry and other technologies for quality assurance and regulatory compliance, primarily in the environmental, food, beverage, chemical, pharmaceutical, and biomedical-research industries. Through the Company's Orion
Research, Inc. subsidiary, the Laboratory Products segment is a worldwide leading manufacturer of electrochemistry products that determine the quality of various substances, from food and pharmaceuticals to water and wastewater, by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity.


Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues decreased to $18.2 million in the second quarter of 1999 from $24.0 million in the second quarter of 1998, primarily due to a decrease in revenues in the Detection Instruments segment. Revenues in the Detection
Instruments segment decreased to $6.2 million in 1999 from $10.8 million in 1998, due in part to a $3.0 million decline in revenues from industrial process instruments, primarily due to lower revenues from ALEXUS and near-infrared analyzers and related contract revenues, offset in part by an increase in EZ
Flash product sales. The decrease in Detection Instruments segment revenues was also due to a $1.2 million decline in revenues from EGIS explosives-detection systems and related services, primarily due to lower shipments of security systems.

      Revenues from the Laboratory Products segment decreased to $12.0 million in the second quarter of 1999 from $13.2 million in the second quarter of 1998, primarily due to lower worldwide demand for the Company's titration and electrochemistry products and the expiration of two private label agreements.

      The Company's total backlog decreased to $3.8 million at July 3, 1999, from $6.1 million at January 2, 1999, primarily due to lower demand.

      The gross profit margin was unchanged at 55% in the second quarter of 1999 and 1998. An increase in the gross profit margin from near-infrared analyzers, primarily due to a shift in the sales mix to higher-margin products, was offset by a decrease in the gross profit margin from ALEXUS product sales, primarily due to decreased revenues.

      Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the second quarter of 1999 from 31% in the second quarter of 1998, primarily due to decreases in revenues at both of the Company's segments.
Selling, general, and administrative expenses decreased to $5.9 million in 1999 from $7.4 million in 1998, primarily due to a reduction in selling expenses in an effort to reduce costs.

      Research and development expenses decreased to $2.0 million in the second quarter of 1999 from $2.4 million during the second quarter of 1998, primarily as a result of efforts to reduce costs and focus on the development of near-term commercially viable products.

      The Detection Instruments segment incurred an operating loss in the second quarter of 1999 compared with profitable operations in the second quarter of 1998, principally due to the decrease in revenues.

      The effective tax rate was 39% and 40% in the second quarter of 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

First Six Months 1999 Compared With First Six Months 1998

      Revenues decreased to $38.6 million in the first six months of 1999 from $47.7 million in the first six months of 1998, primarily due to a decrease in revenues in the Detection Instruments segment. Revenues in the Detection
Instruments segment decreased to $14.1 million in 1999 from $20.9 million in 1998, due in part to a $4.2 million decline in revenues from industrial process instruments, primarily due to lower revenues from ALEXUS and near-infrared analyzers, offset in part by an increase in EZ Flash product sales. In addition, revenues from EGIS explosives-detection systems and related services declined
$2.7 million, primarily due to lower shipments of security systems. During the first quarter of 1998, the Company completed shipments under a contract to provide security systems to the Federal Aviation Administration. Revenues under the contract totaled $1.1 million during the first six months of 1998.



First Six Months 1999 Compared With First Six Months 1998 (continued)

      Revenues from the Laboratory Products segment decreased to $24.5 million in the first six months of 1999 from $26.8 million in the first six months of 1998, primarily due to lower worldwide demand for the Company's titration and electrochemistry products and the expiration of two private label agreements.

      The gross profit margin increased to 56% in the first six months of 1999 from 54% in the first six months of 1998. The increase was due to an increase in the gross profit margin in the Detection Instruments segment due to a shift in the sales mix to higher-margin products.

      Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the first six months of 1999 from 30% in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter. Selling, general, and administrative expenses decreased to $12.6 million in 1999 from $14.4 million in 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Research and development expenses decreased to $4.4 million in the first six months of 1999 from $5.1 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Interest income decreased to $0.7 million in the first six months of 1999 from $0.9 million in the first six months of 1998, primarily due to lower average invested balances as a result of the repayment of a $21.2 million promissory note to Thermedics in March 1998. Interest expense, related party, of $0.3 million in 1998 relates to the promissory note to Thermedics.

      The effective tax rate was 39% and 40% in the first six months of 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $61.0 million at July 3, 1999, compared with $57.6 million at January 2, 1999. Included in working capital are cash and cash equivalents of $10.0 million at July 3, 1999, compared with $32.9 million at January 2, 1999. In addition, at July 3, 1999, the Company had $27.6 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note
6), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      During the first six months of 1999, $5.8 million of cash was provided by operating activities. Cash provided by the Company's operations and a $0.5 million increase in other current liabilities, primarily accrued income taxes, was offset in part by $0.4 million of cash used to reduce accounts payable, primarily due to the timing of payments.

      Excluding advance to affiliate activity (Note 6), the Company's primary investing activity was the expenditure of $0.9 million for purchases of property, plant, and equipment. The Company expects to spend $1.1 million on capital additions in the remainder of 1999.

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


Year 2000

      The following constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products;
(iii) assessing the year 2000 readiness of its key suppliers and vendors; and
(iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and noninformation technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or noninformation technology systems that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information technology systems, and this process was approximately 90% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by September 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company has tested its older products for year 2000 compliance, and believes that all of its material older products are year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk, and has determined the impact on the Company of any third-party risk on the part of its suppliers and vendors to be minimal.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.


Year 2000 (continued)

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $550,000 as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $700,000. All of the external costs incurred as of July 3, 1999, were spent on testing and upgrading information technology systems. The
Company's year 2000 costs have been funded from working capital. All internal costs and related external costs other than capital additions related to year
2000 remediation have been and will continue to be expensed as incurred. The
Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected four incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were: Mr. James Barbookles, Mr. Morton Collins,
Mr. John T. Keiser, and Mr. Matthew C. Weisman. Mr. Barbookles received
12,836,119 shares voted in favor of his election and 36,864 shares voted against. Mr. Collins and Mr. Weisman each received 12,836,019 shares voted in favor of his election and 36,964 shares voted against. Mr. Keiser received
12,836,099 shares voted in favor of his election and 36,884 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1999.

                                                          THERMEDICS DETECTION INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

27             Financial Data Schedule.

