Form 10-Q
period 1999-10-02
THERMEDICS DETECTION INC
filed 1999-11-05
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION

                                           Washington, DC 20549
                         ----------------------------------------------------

                                                FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                         Outstanding at October 29, 1999
ommon Stock, $.10 par value                            19,316,684

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                        THERMEDICS DETECTION INC.

                                        Consolidated Balance Sheet
                                               (Unaudited)

                                                  Assets

                                                                                    October 2,  January 2,
(In thousands)                                                                            1999        1999
------------------------------------------------------------------------------------ ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $24,682 under repurchase                          $ 10,052   $ 32,906
   agreement with affiliated company in 1998)
 Advance to affiliate (Note 6)                                                           30,684          -
 Accounts receivable, less allowances of $1,684 and $1,149                               14,775     15,949
 Unbilled contract costs and fees                                                         1,684      1,705
 Inventories:
   Raw materials and supplies                                                             5,968      9,763
   Work in process                                                                        1,758      1,362
   Finished goods                                                                         5,402      6,042
 Prepaid and refundable income taxes                                                      3,115      2,884
 Prepaid expenses                                                                         1,140      1,496
                                                                                       --------   --------

                                                                                         74,578     72,107
                                                                                       --------   --------

Property, Plant, and Equipment, at Cost                                                  12,784     12,505
 Less:  Accumulated depreciation and amortization                                         8,221      7,567
                                                                                       --------   --------

                                                                                          4,563      4,938
                                                                                       --------   --------

Other Assets                                                                                766        804
                                                                                       --------   --------

Cost in Excess of Net Assets of Acquired Companies                                       53,114     54,657
                                                                                       --------   --------

                                                                                       $133,021   $132,506
                                                                                       ========   ========




                                        THERMEDICS DETECTION INC.
                                  Consolidated Balance Sheet (continued)
                                               (Unaudited)

                                 Liabilities and Shareholders' Investment

                                                                                     October 2, January 2,
(In thousands except share amounts)                                                        1999       1999
------------------------------------------------------------------------------------ ---------- ----------

Current Liabilities:
 Accounts payable                                                                      $  2,291    $ 3,719
 Accrued payroll and employee benefits                                                    2,810      3,412
 Accrued commissions                                                                      1,120        787
 Accrued installation and warranty expenses                                               1,027      1,075
 Deferred revenue                                                                           928        972
 Other accrued expenses                                                                   4,009      4,185
 Due to parent company and affiliated companies                                             226        336
                                                                                       --------   --------

                                                                                         12,411     14,486
                                                                                       --------   --------

Long-term Obligation                                                                        103        127
                                                                                       --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized;                              1,932      1,932
   19,316,684 shares issued and outstanding
 Capital in excess of par value                                                          95,022     95,022
 Retained earnings                                                                       25,205     21,877
 Accumulated other comprehensive items (Note 2)                                          (1,652)      (938)
                                                                                       --------   --------

                                                                                        120,507    117,893
                                                                                       --------   --------

                                                                                       $133,021   $132,506
                                                                                       ========   ========




















The accompanying notes are an integral part of these consolidated financial statements.


                                        THERMEDICS DETECTION INC.

                                     Consolidated Statement of Income
                                               (Unaudited)

                                                                                       Three Months Ended
                                                                                     October 2, October 3,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ---------- ----------

Revenues:
 Product revenues                                                                       $14,479    $18,575
 Service revenues                                                                         3,079      4,994
                                                                                        -------    -------

                                                                                         17,558     23,569
                                                                                        -------    -------

Costs and Operating Expenses:
 Cost of product revenues                                                                 8,757      8,268
 Cost of service revenues                                                                 1,859      2,240
 Selling, general, and administrative expenses                                            6,294      6,615
 Research and development expenses                                                        1,939      2,360
                                                                                        -------    -------

                                                                                         18,849     19,483
                                                                                        -------    -------

Operating Income (Loss)                                                                  (1,291)     4,086

Interest Income                                                                             410        328
Other Expense                                                                                (4)        (6)
                                                                                        -------    -------

Income (Loss) Before Income Taxes                                                          (885)     4,408
Income Tax (Provision) Benefit                                                              914     (1,741)
                                                                                        -------    -------

Net Income                                                                              $    29    $ 2,667
                                                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)                                           $     -    $   .14
                                                                                        =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                   19,317     19,317
                                                                                        =======    =======

 Diluted                                                                                 19,368     19,325
                                                                                        =======    =======














The accompanying notes are an integral part of these consolidated financial statements.



                                        THERMEDICS DETECTION INC.

                                     Consolidated Statement of Income
                                               (Unaudited)

                                                                                         Nine Months Ended
                                                                                     October 2, October 3,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ---------- ----------

Revenues:
 Product revenues                                                                       $45,740    $57,942
 Service revenues                                                                        10,417     13,292
                                                                                        -------    -------

                                                                                         56,157     71,234
                                                                                        -------    -------

Costs and Operating Expenses:
 Cost of product revenues                                                                21,507     25,881
 Cost of service revenues                                                                 5,930      6,366
 Selling, general, and administrative expenses                                           18,910     20,972
 Research and development expenses                                                        6,355      7,426
                                                                                        -------    -------

                                                                                         52,702     60,645
                                                                                        -------    -------

Operating Income                                                                          3,455     10,589

Interest Income                                                                           1,090      1,206
Interest Expense, Related Party                                                               -       (303)
Other Expense                                                                               (22)        (1)
                                                                                        -------    -------

Income Before Income Taxes                                                                4,523     11,491
Income Tax Provision                                                                      1,195      4,539
                                                                                        -------    -------

Net Income                                                                              $ 3,328    $ 6,952
                                                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)                                           $   .17    $   .36
                                                                                        =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                   19,317     19,317
                                                                                        =======    =======

 Diluted                                                                                 19,356     19,323
                                                                                        =======    =======













The accompanying notes are an integral part of these consolidated financial statements.



                                        THERMEDICS DETECTION INC.

                                   Consolidated Statement of Cash Flows
                                               (Unaudited)

                                                                                        Nine Months Ended
                                                                                     October 2, October 3,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ---------- ----------

Operating Activities:
 Net income                                                                            $  3,328   $  6,952
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        2,442      2,477
     Provision for losses on accounts receivable                                            613        201
     Other noncash expenses                                                               2,479        967
     Changes in current accounts:
       Accounts receivable                                                                  374      2,112
       Unbilled contract costs and fees                                                      37       (528)
       Inventories                                                                        1,447       (709)
       Other current assets                                                                  47         63
       Accounts payable                                                                  (1,408)      (248)
       Other current liabilities                                                           (759)    (2,288)
                                                                                       --------   --------

        Net cash provided by operating activities                                         8,600      8,999
                                                                                       --------   --------

Investing Activities:
 Advances to affiliate, net (Note 6)                                                    (30,684)         -
 Purchases of property, plant, and equipment                                             (1,123)    (1,771)
 Proceeds from sale of property, plant, and equipment                                       356        117
 Other                                                                                      (26)        51
                                                                                       --------   --------

        Net cash used in investing activities                                           (31,477)    (1,603)
                                                                                       --------   --------

Financing Activities:
 Payment of promissory note to parent company                                                 -    (21,200)
 Orion Research transfers from Thermedics                                                     -      1,026
                                                                                       --------   --------

        Net cash used in financing activities                                                 -    (20,174)
                                                                                       --------   --------

Exchange Rate Effect on Cash                                                                 23        240
                                                                                       --------   --------

Decrease in Cash and Cash Equivalents                                                   (22,854)   (12,538)
Cash and Cash Equivalents at Beginning of Period                                         32,906     46,352
                                                                                       --------   --------

Cash and Cash Equivalents at End of Period                                              $10,052   $ 33,814
                                                                                       ========   ========







The accompanying notes are an integral part of these consolidated financial statements.



                                        THERMEDICS DETECTION INC.

                                Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermedics Detection Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled $626,000 and $3,351,000, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $2,614,000 and $7,636,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                               Three Months Ended       Nine Months Ended
                                                             October 2,  October 3,  October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------ ----------- ---------- ----------- ----------

Basic
Net Income                                                      $    29     $ 2,667    $ 3,328     $ 6,952
                                                                -------     -------    -------     -------

Weighted Average Shares                                          19,317      19,317     19,317      19,317
                                                                -------     -------    -------     -------

Basic Earnings per Share                                        $     -     $   .14    $   .17     $   .36
                                                                =======     =======    =======     =======

Diluted
Net Income                                                      $    29     $ 2,667    $ 3,328     $ 6,952
                                                                -------     -------    -------     -------

Weighted Average Shares                                          19,317      19,317     19,317      19,317
Effect of Stock Options                                              51           8         39           6
                                                                -------     -------    -------     -------

Weighted Average Shares, as Adjusted                             19,368      19,325     19,356      19,323
                                                                -------     -------    -------     -------

Diluted Earnings per Share                                      $     -     $   .14    $   .17     $   .36
                                                                =======     =======    =======     =======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period presented excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 604,000 of such options outstanding, with exercise prices ranging from $9.75 to $11.99 per share.

      Because the Company and Orion Research, Inc., acquired by the Company from Thermedics Inc. in May 1998, were deemed for accounting purposes to be under control of their common majority owner, Thermedics, the acquisition of Orion
Research was accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information was restated to include the acquisition of Orion Research. On January 11, 1999, the shareholders of the Company approved the issuance of the 5,961,225 shares of Company common stock issuable in connection with the acquisition and the shares were subsequently issued to Thermedics. The shares have been treated as outstanding for all periods presented for purposes of computing earnings per share.

4.    Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                              October 2,  October 3, October 2, October 3,
(In thousands)                                                      1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Detection Instruments                                           $ 6,196     $11,141    $20,333    $32,039
 Laboratory Products                                              11,362      12,428     35,824     39,195
                                                                 -------     -------    -------    -------

                                                                 $17,558     $23,569    $56,157    $71,234
                                                                 =======     =======    =======    =======

Income (Loss) Before Income Taxes:
 Detection Instruments (a)                                       $(3,561)   $  1,702    $(3,291)   $ 2,584
 Laboratory Products                                               2,428       2,630      7,339      8,614
 Corporate (b)                                                      (158)       (246)      (593)      (609)
                                                                 -------     -------    -------    -------

 Total operating income (loss)                                    (1,291)      4,086      3,455     10,589
 Interest and other income, net                                      406         322      1,068        902
                                                                 -------     -------    -------    -------

                                                                 $  (885)    $ 4,408    $ 4,523    $11,491
                                                                 =======     =======    =======    =======

(a) Includes inventory provisions of $1.9 million in the third quarter and first nine months of 1999.
(b) Primarily general and administrative expenses.

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

6.    Cash Management Arrangements

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

      Effective August 1999, the Company's Germany-based subsidiary commenced use of a new cash management arrangement with a wholly owned subsidiary of Thermo Electron. Under the new arrangement, amounts advanced to the subsidiary of Thermo Electron by the Company's subsidiary bear interest at prevailing German market rates, set at the beginning of each month. Thermo Electron's subsidiary maintains cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 100% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries. The Company's subsidiary can withdraw its funds invested in this arrangement with no prior notice. Amounts invested in these arrangements are included in "advance to affiliate" in the accompanying balance sheet.

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

Overview

      The Company is composed of businesses that operate in two segments:
Detection Instruments and Laboratory Products. The Company's Detection Instruments segment designs, manufactures, and markets ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, high-speed gas chromatography, and other technologies for quality assurance of in-process or finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer-products industries. The Company's ALEXUS(R) systems detect trace amounts of substances that would affect product quality in refillable plastic beverage containers. The Company's InScan(R) systems use high-speed X-ray imaging to determine accurate fill volume, net volume, package integrity, and other quality measures for a variety of products in cans, bottles, boxes, and other containers. The Company's Flash-GC(TM) and EZ Flash(TM) systems are designed to help customers conduct chemical analyses substantially faster than if they used conventional gas chromatography equipment. In addition, the Company's near-infrared analyzers measure moisture and other product constituents, such as fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a broad range of products as they move along manufacturing lines.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues decreased to $17.6 million in the third quarter of 1999 from $23.6 million in the third quarter of 1998, primarily due to a decrease in revenues in the Detection Instruments segment. Revenues in the Detection Instruments segment decreased to $6.2 million in 1999 from $11.1 million in 1998, due in part to a $3.5 million decline in revenues from industrial process instruments, primarily due to lower revenues from ALEXUS and near-infrared analyzers and related contract revenues. Detection Instruments segment revenues also decreased due to a $1.4 million decline in revenues from EGIS explosives-detection systems and related services, primarily due to lower shipments of security systems.

      Revenues from the Laboratory Products segment decreased to $11.4 million in the third quarter of 1999 from $12.4 million in the third quarter of 1998, primarily due to lower worldwide demand for the Company's titration and electrochemistry products and the expiration of two private label agreements.

      The Company's total backlog decreased to $4.5 million at October 2, 1999, from $6.1 million at January 2, 1999, primarily due to lower demand.

      The gross profit margin decreased to 40% in the third quarter of 1999 from 55% in the third quarter of 1998, primarily due to provisions of $1.9 million for inventories deemed excess based on recent demand in the Detection Instruments segment. In addition, the Detection Instruments segment incurred a contract loss of $0.3 million in the third quarter of 1999 on the manufacture of certain security equipment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 36% in the third quarter of 1999 from 28% in the third quarter of 1998, primarily due to lower revenues at both of the Company's segments. Selling, general, and administrative expenses decreased to $6.3 million in 1999 from $6.6 million in 1998, primarily due to a reduction in selling expenses in an effort to reduce costs.

      Research and development expenses decreased to $1.9 million in the third quarter of 1999 from $2.4 million in the third quarter of 1998, primarily as a result of efforts to reduce costs and focus on the development of near-term commercially viable products.

      The Detection Instruments segment incurred an operating loss in the third quarter of 1999 compared with profitable operations in the third quarter of 1998, principally due to the decrease in revenues and the inventory provisions described above.

      Interest income increased to $0.4 million in the third quarter of 1999 from $0.3 million in the third quarter of 1998 as a result of higher average invested cash balances.

      The Company recorded a tax benefit of $0.9 million on a pretax loss of $0.9 million, primarily due to a change in the Company's estimated effective rate for 1999 as a result of the favorable resolution of a Company claim for prior year research and development tax credits. The effect of the tax credits increased the tax benefit recorded in the third quarter of 1999 by $0.6 million. The effective tax rate was 39% in the third quarter of 1998. The effective tax rate exceeded the statutory federal income tax rate in 1998 primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues decreased to $56.2 million in the first nine months of 1999 from $71.2 million in the first nine months of 1998, primarily due to a decrease in revenues in the Detection Instruments segment. Revenues in the Detection Instruments segment decreased to $20.3 million in 1999 from $32.0 million in 1998, due in part to a $7.7 million decline in revenues from industrial process instruments, primarily due to lower revenues from ALEXUS and near-infrared analyzers, offset in part by an increase in EZ Flash product sales. To a lesser extent, revenues decreased due to a $4.0 million decline in revenues from EGIS explosives-detection systems and related services, primarily due to lower shipments of security systems. During the first quarter of 1998, the Company completed shipments under a contract to provide security systems to the Federal Aviation Administration. Revenues under the contract totaled $1.1 million during the first nine months of 1998.

      Revenues from the Laboratory Products segment decreased to $35.8 million in the first nine months of 1999 from $39.2 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      The gross profit margin decreased to 51% in the first nine months of 1999 from 55% in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 34% in the first nine months of 1999 from 29% in the first nine months of 1998, primarily due to the reason discussed in the results of operations for the third quarter. Selling, general, and administrative expenses decreased to $18.9 million in 1999 from $21.0 million in 1998, primarily due to the reason discussed in the results of operations for the third quarter.

      Research and development expenses decreased to $6.4 million in the first nine months of 1999 from $7.4 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Interest income decreased to $1.1 million in the first nine months of 1999 from $1.2 million in the first nine months of 1998, primarily due to lower average invested balances as a result of the repayment of a $21.2 million promissory note to Thermedics in March 1998. Interest expense, related party, of $0.3 million in 1998 relates to the promissory note to Thermedics.

      The effective tax rate was 26% and 40% in the first nine months of 1999 and 1998, respectively. The effective tax rate was below the statutory federal income tax rate in 1999 primarily due to the reason discussed in the results of operations of the third quarter, offset in part by the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate exceeded the statutory federal income tax rate in 1998 primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $62.2 million at October 2, 1999, compared with $57.6 million at January 2, 1999. Included in working capital are cash and cash equivalents of $10.1 million at October 2, 1999, compared with $32.9 million at January 2, 1999. In addition, at October 2, 1999, the Company had $30.7 million invested in advance to affiliate. Prior to the use of new cash management arrangements between the Company and Thermo Electron Corporation (Note 6), which became effective in 1999, such amounts were included in cash and cash equivalents.

      During the first nine months of 1999, $8.6 million of cash was provided by operating activities. Cash provided by the Company's operations and a $1.4 million decrease in inventories, primarily in response to decreased demand, was offset in part by $1.4 million of cash used to reduce accounts payable, primarily due to the timing of payments.

      Excluding advance to affiliate activity (Note 6), the Company's primary investing activity was the expenditure of $1.1 million for purchases of property, plant, and equipment. The Company expects to spend $0.4 million on capital additions in the remainder of 1999.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and noninformation technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or noninformation technology systems that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its noncompliant information technology systems, and this process was approximately 95% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by the end of November 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has substantially completed its assessment of third-party risk, and has determined the impact on the Company of any third-party risk on the part of its suppliers and vendors to be minimal.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by the end of November 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $585,000 as of October 2, 1999, and the total external costs of year 2000 remediation are expected to be approximately $700,000. All of the external costs incurred as of October 2, 1999, were spent on testing and upgrading information technology systems. The Company's year 2000 costs have been funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

(b)   Reports on Form 8-K

      None.

                                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1999.

                                    THERMEDICS DETECTION INC.



                                    /s/ Paul F. Kelleher
                                    Paul F. Kelleher
                                    Chief Accounting Officer



                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Chief Financial Officer

                                              EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-----------------------------------------------------------------------------
 3.1           Amended and Restated By-laws of the Registrant.

  27           Financial Data Schedule.