Form 10-K
period 2000-01-01
THERMEDICS DETECTION INC
filed 2000-03-16
CIK 1012555

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

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

      Title of each class          Name of each exchange on which registered
 Common Stock, $.10 par value              American Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $16,185,000.

As of January 28, 2000, the Registrant had 19,316,684 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      The businesses of Thermedics Detection Inc. (the Company or the Registrant) operate in two segments: Detection Instruments and Laboratory Products. The Company's Detection Instruments segment develops, manufactures, and markets high-speed detection and measurement systems used for quality assurance and security applications. The Company's quality-assurance systems use ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, high-speed gas chromatography, and other technologies to ensure the quality and safety of in-process and finished products, primarily in the food, beverage, pharmaceutical, forest products, chemical, and other consumer products industries. The Company's security instruments use simultaneous trace particle- and vapor-detection techniques based on its proprietary chemiluminescence and high-speed gas chromatography technologies. Customers use the Company's security instruments to detect plastic and other explosives at airports and border crossings, for other high-security screening applications, and for forensic and search applications. The Company also performs contract research and development services for government and industry customers and earns service revenues through long-term contracts.

      Historically, principal product lines in the Company's Detection Instruments segment were quality-assurance and security systems, including ALEXUS(R) systems, which detect trace amounts of substances that would affect product quality in refillable plastic beverage containers, and EGIS(R) explosives detectors. The Company expanded its product lines to include near-infrared analyzers through its acquisition of Moisture Systems Corporation and Rutter & Co. B.V. (collectively, Moisture Systems) in January 1996. Also in 1996, the Company introduced its InScan(R) high-speed X-ray imaging system and Flash-GC(TM) high-speed gas chromatography system. In 1998*, the Company introduced a new line of benchtop explosives detectors based on its EGIS technology. Additionally, in 1998, the Company introduced an offshoot of its Flash-GC technology, called EZ Flash(TM). During 1999, the Company experienced a decline in revenues, primarily in the Detection Instruments segment. This decline was due in part to changes in the process of recycling plastic containers in Europe. Previously, such containers had been sanitized and reused, a process in which recyclers used the Company's ALEXUS systems. Recent recycling trends in Europe involve melting and reforming plastic returnables. In addition, the Company has not received approval of its upgraded EGIS explosive-detection system from the Federal Aviation Administration (FAA), which resulted in a decline in sales of this product line during 1999. Although the Company expects to receive approval for this system, there can be no assurance of such approval by any particular date, or at all.

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

      The Company operated as a division of Thermedics until its incorporation as a Massachusetts corporation in December 1990. A publicly traded subsidiary of Thermo Electron Corporation, Thermedics develops, manufactures, and markets diverse product lines, including implantable heart-assist devices and other biomedical products, electronic-test instruments, and equipment that assures the quality of a wide variety of consumer products and bulk materials. As of January 1, 2000, Thermedics owned 16,150,248 shares of the Company's outstanding common stock, representing 84% of such stock outstanding. Thermedics is a 76%-owned subsidiary of Thermo Electron. As of January 1, 2000, Thermo Electron owned 1,029,950 shares of the Company's outstanding common stock, representing 5% of such stock outstanding. During 1999, Thermo Electron purchased 147,500 shares of the Company's common stock for $1.3 million. Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For
--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

example, Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

      On March 10, 2000, Thermedics commenced a cash tender offer for any and all of the outstanding shares of the Company's common stock at $8.00 per share. Thermedics has conditioned the tender offer on receiving acceptances from holders of enough shares so that, when combined with its and Thermo Electron's current share ownership, Thermedics' ownership of the Company will reach at least 90%. If Thermedics achieves this 90% ownership threshold, it will acquire all remaining outstanding shares of the Company's common stock through a "short form" merger in Massachusetts. The Company would thereby become a private subsidiary of Thermedics. The completion of this transaction is subject to certain conditions, as outlined in Note 11 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 8 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Detection  Instruments

Quality-assurance Systems

      The Company designs, manufactures, and markets high-speed measurement, detection, and rejection equipment that uses ultratrace chemical detectors, X-ray imaging, near-infrared spectroscopy, high-speed gas chromatography, and other technologies for product quality and productivity applications.

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

      During 1999, 1998, and 1997, the Company derived revenues of $7.6 million, $11.1 million, and $19.2 million, respectively, from ALEXUS systems.

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

      During 1999, 1998, and 1997, the Company derived revenues of $2.7 million, $3.8 million, and $3.3 million, respectively, from InScan systems.

      Moisture Systems. The Company's Moisture Systems division designs, manufactures, and markets equipment that uses near-infrared (NIR) spectroscopy to measure moisture and other product constituents, including fats, proteins, oils, flavorings, solvents, adhesives, and coatings, in a variety of products as they move along manufacturing lines. The Company's systems are used across the food, pharmaceutical, chemical, petrochemical, tobacco, forest products, paper converting, plastics, textiles, corrugating, and other industries. In 1997, the Company introduced the Quadra Beam 6600T, a system that combines an NIR sensor with a processor that displays ingredient information to offer customers a less expensive, easy-to-install, and space-saving on-line analyzer. In 1998, the Company introduced the Quadra Beam 6600L, an explosion-proof analyzer designed specifically for the on-line monitoring of volatile liquids and gases. Also in 1998, the Company launched its most powerful and cost-effective analyzer to date, SPECTRA-QUAD, which can measure continuously up to three constituents in products moving along product lines.

      During 1999, 1998, and 1997, the Company derived revenues of $9.4 million, $12.2 million, and $15.4 million, respectively, from Moisture Systems.

      Flash-GC Gas Chromatography Systems. The Company designs, manufactures, and markets high-speed gas chromatography systems that can analyze chemical samples at speeds 20 to 50 times faster than conventional gas chromatography. The Company currently markets its systems under the trade name Flash-GC for near on-line process and quality-control applications that require high-speed results. The Company is also targeting certain other segments of the conventional gas chromatography market in which access to high-speed analysis would be advantageous. The Flash-GC has applications in the food, flavors, fragrance, chemical, pharmaceutical, forensic, and automotive industries, as well as in medical and environmental laboratories. The Company is targeting only those sectors of the laboratory and process gas chromatography market that are expected to place a premium on near-instant analysis. In 1998, the Company introduced the EZ-Flash, which is an upgrade kit that can be added to virtually any conventional gas chromatograph to conduct chemical analyses up to 30 times faster. Environmental-analysis and chemical companies have been the primary buyers of this product.

Security Instruments

      The Company designs, manufactures, and markets security instruments that use trace particle- and vapor-detection techniques for forensics and search and screening applications under the direction of police, border police, transportation authorities, and carriers.

      The Company's principal security instrument is the EGIS system, a highly sensitive particle- and vapor-detection system for screening people, baggage, packages, freight, and electronic equipment such as personal computers for the presence of a wide range of explosives, including plastic explosives that have proven difficult to detect using conventional methods. The EGIS system is designed for stand-alone detection of explosives, both in carry-on items and on personnel, and can be used in conjunction with enhanced X-ray and other advanced imaging systems to provide a comprehensive explosives-detection system for checked luggage. The Company also has developed SecurScan(TM), a walk-through explosives detector.

      The Company believes that the EGIS system is the most accurate and most sensitive high-speed trace explosives-detection system available today. EGIS employs the same high-speed gas chromatography technology used in the Flash-GC, combined with chemiluminescent detection techniques to detect ultratrace quantities of certain explosives and taggants, and to indicate the concentration and type of explosive detected. Because EGIS' chemiluminescent detector responds only to compounds of certain structures in the sample, rather than to the thousands of compounds that may be contained in the sample, EGIS is more selective than competing trace-detection systems, with fewer false-positive readings. A processor in EGIS compares the chemical profile of the sample to the known profiles of various explosives, including TNT, nitroglycerin, PETN, Semtex, and C-4. Within seconds of the introduction of the sample into EGIS, the system determines whether explosives are present, and, if so, identifies the type and amount.

      Initially developed with internal funds and contract funding from the FAA and the U.S. Department of State, more than 275 EGIS units have been deployed to date. The EGIS system currently operates in 26 countries and is in use for carry-on and checked-luggage screening at more than 50 international airports. EGIS is also used in government buildings and embassies, and at border crossings and other locations where there is a high degree of concern for security. The EGIS system has assisted in identifying explosives used in terrorist bombings, including those in the Federal Building in Oklahoma City and the World Trade Center in New York, as well as in Israel, Buenos Aires, and the United Kingdom. In March 1996, the Company supplied the U.S. government with eight EGIS systems to provide counter-terrorism support in Israel. The Bureau of Alcohol, Tobacco, and Firearms and the Federal Bureau of Investigation used EGIS systems in their attempt to identify the cause of the crash of TWA Flight 800.

      During 1999, 1998, and 1997, the Company derived revenues of $3.8 million, $8.3 million, and $10.3 million, respectively, from EGIS systems.

Laboratory Products

Electrochemistry Products

      Through its Orion Research subsidiary, the Company manufactures a wide range of electrochemistry products that determine the quality of many substances by measuring their pH, specific ion concentration, dissolved oxygen, and conductivity. These products include electrodes, which detect and communicate measurements to meters, also supplied by Orion, that display the measurement information in a convenient and useful format. Orion also provides a host of reagents and standards. These products are used in the food, beverage, pharmaceutical, chemical, environmental analysis, drinking water, wastewater treatment, agricultural, biomedical research, and many other industries.

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

      In addition, the Company has been exploring a number of improvements to its security product line. In 1998, the Company introduced a new family of benchtop explosives detectors - the EGIS II, the more sensitive EGIS III, and EGIS IV, the Company's most sensitive explosives detector to date. With this family of products, the Company believes it can better meet various customers' analytical needs as well as budget. The Company also is working to extend the capabilities of its SecurScan walk-through detector to not only detect traces of explosives, but also illicit drugs and metal-based weapons. In addition, the Company plans to broaden its product line to include a chemical and biological warfare detection system.

Laboratory Products

      New Orion laboratory products for 1999 included the SensorLink(R) system for dissolved oxygen and WineMaster(TM) Analysis System. SensorLink records dissolved oxygen measurements directly into custom computer software. WineMaster incorporates special chemical testing for the wine industry into turnkey measurements. Two process product introductions for on-line pH and on-line silica monitors will allow unattended continuous measurement of these critical parameters in ultrapure and other waters used in industrial facilities.

      Company-funded research and development expenses were $8.0 million in 1999, and $9.6 million in 1998 and 1997. Contract research and development revenues were $0.9 million, $3.0 million, and $1.4 million in 1999, 1998, and 1997, respectively.

      (iii)Raw Materials

      Supplies purchased by the Company are available either from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

      (iv) Patents, Licenses, and Trademarks

      The Company's policy is to protect its intellectual property rights by appropriate means, including applying for patents. The Company also enters into licensing agreements with other companies in which it grants or receives rights to specific patents and technical know-how. The Company owns 34 U.S. patents, and has filed applications for five additional United States patents. The Company's U.S. patents, more than 60% of which were issued after 1990, have expiration dates ranging from 2000 through 2015. The Company also owns corresponding patents, or has filed corresponding applications, in a number of jurisdictions throughout the world. In addition, the Company has an exclusive, perpetual, royalty-free license under ten patents covering the use of near-infrared and very near-infrared emitting diodes for on-line spectral measurements. The Company owns several patents covering certain aspects of its chemiluminescent analysis technology and high-speed gas chromatography technology. The Company believes that these patents provide the Company with competitive advantages in the markets for certain of its products. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

      (v)  Seasonal Influences

      There are no significant seasonal influences on the Company's sales of its products.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)Dependency on a Single Customer

      Sales to The Coca-Cola Company, included in the Detection Instruments segment, accounted for 5%, 7%, and 13% of the Company's total revenues in 1999, 1998, and 1997, respectively. Sales to Fisher Scientific and VWR Scientific, both included in the Laboratory Products segment, accounted for 13% and 12% of total revenues, respectively, in 1999, and 10% and 10% of total revenues, respectively, in 1998.

      (viii)Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------- --------

Detection Instruments                                                                     $2,160   $ 4,494
Laboratory Products                                                                        2,441     1,571
                                                                                          ------   -------

                                                                                          $4,601   $ 6,065
                                                                                          ======   =======

      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 1, 2000, will be shipped or completed during 2000. The decrease in the backlog for the Detection Instruments segment primarily resulted from a decrease in sales of the Company's ALEXUS systems and EGIS explosive-detection systems. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix) Government Contracts

      The Company's security instruments are subject to regulation by the FAA, corresponding foreign governmental authorities, The International Civil Aviation
Organization, and the United Nations organization, which are responsible for establishing standard practices for the aviation industry on a worldwide basis. Sales of the Company's security instruments for use in airports have been and will continue to be dependent upon governmental initiatives to require or support the screening of baggage, carry-on items, and people with advanced explosives-detection equipment. Substantially all of such systems have been installed at airports in countries in which the applicable government or regulatory authority overseeing the operations of the airport has mandated such screening. Such mandates are influenced by many factors outside of the control of the Company, including political and budgetary concerns of governments, airlines, and airports. To date, the FAA has not mandated the use of any explosives-detection system.

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

Detection Instruments

Quality-assurance Systems

      The Company's quality-assurance systems compete with detection systems manufactured by numerous companies. The Company believes, however, that these companies are generally focused on particular niches in the process detection systems market, only in some of which the Company competes. The ALEXUS system encounters competition throughout the world, but primarily in the German-speaking areas of Europe, with products offered by Walter Grassle GmbH of Germany and Sudtronics S.A. of Switzerland. InScan competes with gamma-based beverage fill-height detectors offered by a number of companies, including
Industrial Dynamics Company, based in California, and Heuft Systemtechnik GmbH, based in Germany. ALEXUS systems are also sold through Krones GmbH, a large
German turnkey plant contractor for new bottling lines. Competition in the moisture-detection market is highly fragmented. The Company's principal competitor in this market is Infrared Engineering Limited, based in England. The
Company sells and services both its InScan and Moisture Systems equipment through a mix of direct sales, manufacturers' representatives, and original equipment manufacturer relationships around the world. The Company also operates factory service centers for these products. The Flash-GC and EZ Flash systems are new technologies competing in the developing high-speed gas chromatography market segment. The Company's Flash-GC and EZ Flash compete principally against high-speed gas chromatographs offered by ChromFast, based in Michigan. The
Company's gas chromatography systems are sold through a direct sales and services organization. The Company is currently attempting to recruit additional direct sales representatives for certain regions of the United States.

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




      The Company's security instruments are sold to a few key decision-makers around the world, primarily government agencies or private companies fulfilling government regulations. Accordingly, sales are made by a small, specialized direct sales force, supported by a broader service organization, from offices shared with ALEXUS systems sales and service organizations.

Laboratory Products

      The Company's Laboratory Products segment competes with several international companies. The Company competes on the basis of performance, service, technology, and price. Competitors include Corning, Fisher Scientific, Mettler-Toledo, and Beckman Coulter. The two major titration competitors are Metrohm, distributed by Brinkmann in the United States, and Mettler-Toledo.
Other competitors in the market for titration products are Radiometer, Kyoto, ManTech, and Denver Instruments. Ninety-five percent of the process products market is the power industry in which Orion competes with manufacturers such as Hach, Waltron, and Swan. Other competitors of process products are Foxboro, Polymetron, and Honeywell.

      (xii) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of January 1, 2000, the Company employed approximately 460 full-time employees.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 8 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders and is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------  ---   ---------------------------------------------------------

        James Barbookles     51   Chief Executive Officer and President (1997)
        Theo Melas-Kyriazi   40   Chief Financial Officer (1998)
        Paul F. Kelleher     57   Chief Accounting Officer (1990)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified, or until his earlier resignation, death, or removal.  Mr. Barbookles has been President and Chief Executive Officer of the Company since November 1997.  Mr. Barbookles joined Orion in 1989 as
Vice President of Research, Development, and Engineering and was promoted to President and Chief
Operating Officer in 1993.  Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and
Thermo Electron on January 1, 1999.  Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant
Treasurer, and became Treasurer in 1988.  In 1994, he was named President and Chief Executive Officer of
ThermoSpectra Corporation, then a public subsidiary of Thermo Instrument Systems Inc.  In 1998, he became Vice President of Corporate Strategy for Thermo Electron.  Mr. Melas-Kyriazi remains a Vice
President of Thermo Electron.  Mr. Kelleher has held comparable positions for at least five years with
Thermedics or Thermo Electron.  Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo
Electron, but devote such portions of their time to the Company's affairs as the Company's needs reasonably require.




Item 2.        Properties

      The location and general character of the Company's principal properties by segment as of January 1, 2000 are as follows.

Detection Instruments

      The Detection Instruments segment operates from one principal facility, an 111,000-square foot office, engineering, laboratory, and manufacturing facility in Chelmsford, Massachusetts, under a lease expiring in 2006, subject to one five-year renewal option at the election of the Company. The Detection
Instruments segment also leases approximately 9,000 square feet of office and manufacturing space in Enschede, Holland, under a lease expiring in 2001. In addition, the Detection Instruments segment leases approximately 12,000 square feet of office and engineering space throughout the world for its sales and service operations under leases expiring at various dates through 2002.

Laboratory Products

      The Laboratory Products segment operates primarily from a 115,000-square foot office, engineering, laboratory, and manufacturing facility in Beverly, Massachusetts, under a lease expiring in 2006. In addition, the Laboratory
Products segment leases approximately 12,000 square feet of office and manufacturing space in Puerto Rico under a lease expiring in 2009 and owns approximately 14,000 square feet of office, engineering, laboratory, and manufacturing space in the United Kingdom.

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



                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.        Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                    PART III

      The information required by Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.




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

       None.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 2000               THERMEDICS DETECTION INC.


                                    By: /s/ James Barbookles
                                        James Barbookles
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 2000.

Signature                           Title


By:  /s/ James Barbookles           President, Chief Executive Officer, and
     James Barbookles               Director


By:  /s/ Theo Melas-Kyriazi         Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher           Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ John T. Keiser             Chairman of the Board and Director
     John T. Keiser


By:  /s/ Earl R. Lewis              Director
     Earl R. Lewis










                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermedics Detection Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermedics Detection Inc.'s
Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 2000 (except with respect to the matter discussed in Note 11, as to which the date is March 10, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
February 10, 2000




SCHEDULE II

                            THERMEDICS DETECTION INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


Description                                      Provision    Accounts    Accounts   Other (a)    Balance
                                    Balance at  Charged to   Recovered                             at End
                                     Beginning     Expense                 Written                of Year
                                       of Year                                 Off
----------------------------------- ----------- ----------- ----------- ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000              $1,149      $  728      $    -      $ (148)     $  (15)     $1,714

Year Ended January 2, 1999              $1,127      $  301      $    1      $ (395)     $  115      $1,149

Year Ended January 3, 1998              $1,455      $  201      $    7      $ (530)     $   (6)     $1,127


Description                                   Balance at  Established   Activity    Other (c)     Balance
                                               Beginning   as Cost of    Charged                   at End
                                                 of Year  Acquisitions        to                  of Year
                                                                         Reserve
------------------------------------------- ------------- ------------ ----------- ----------- ----------

Accrued Acquisition Expenses (b)

Year Ended January 3, 1998                        $  580        $   -      $ (476)     $ (104)      $   -

(a) Includes the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reduction of cost in excess of net assets of acquired companies for accrued acquisition expenses no longer necessary after finalization of restructuring plan.





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

 3.2           Amended and Restated By-Laws of the Registrant (incorporated by reference herein from
               Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-12745]).

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

10.4*          Reserved.

10.5           Reserved.

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

10.11*         Reserved.

10.12          Stock Holdings Assistance Plan and Form of Promissory Note (incorporated by reference herein from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-12745]).

10.13          Master Cash Management, Guarantee Reimbursement, and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (incorporated by reference herein from Exhibit 10.1 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No. 1-12745]).

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.

Each exhibit above that is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-31987].